Form 10-Q
period 2021-09-30
Seaport Calibre Materials Acquisition Corp.
filed 2021-12-10
CIK 1863428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021

Seaport Calibre Materials Acquisition Corp.

(Exact name of registrant as specified in its charter)

 001-40975

(Commission File Number)

Delaware	86-3426874
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

360 Madison Avenue 20th Floor New York, NY 10017
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 212-616-7700

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	SCMAU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	SCMA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	SCMAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ◻  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ⌧  Yes ◻ No

As of December 10, 2021, 3,737,500 shares of Class B common stock, par value $0.0001 per share, and 13,000,000 shares of Class A common stock, par value $0.0001 per share,were issued and outstanding.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$65,459	$—
Prepaid expenses	1,392	—
Total current assets	66,851	—
Deferred offering costs	717,806	—
Total assets	$784,657	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$393,860	$—
Promissory note – related party	400,000	—
Total liabilities	793,860	—

Commitments (Note 7)	—	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 4,312,500 issued and outstanding as of September 30, 2021, and none issued and outstanding as of December 31, 2020	431	—
Additional paid-in capital	—	479
Accumulated deficit	(9,634)	(479)
Total stockholders’ (deficit) equity	(9,203)	—
Total liabilities and stockholders’ (deficit) equity	$784,657	$—

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses:
Formation and operating costs	$2,691	$—	$9,203	$300
Net loss	$(2,691)	$—	$(9,203)	$(300)

Basic and diluted income per share:
Basic and diluted weighted average number of shares outstanding	4,565,247	—	3,028,263	—
Basic and diluted net loss per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

			Class A		Class B		Additional
	Preferred stock		common stock		common stock		paid-in	Retained earnings/	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(accumulated deficit)	(Deficit) Equity
Balance December 31, 2019	—	$—	—	$—	—	$—	$179	$(179)	$—
Net income (loss) for the period	—	—	—	—	—	—	300	(300)	—
Balance – June 30, 2020	—	—	—	—	—	—	479	(479)	—
Net income (loss) for the period	—	—	—	—	—	—	—	—	—
Balance, September 30, 2020	—	$—	—	$—	—	$—	$479	$(479)	$—

Balance December 31, 2020	—	$—	—	$—	—	$—	$479	$(479)	$—
Conversion to a Corporation	—	—	—	—	5,750,000	575	(479)	(96)	—
Net Income (loss) for the period	—	—	—	—	—	—	—	(6,512)	(6,512)
Balance – June 30, 2021	—	—	—	—	5,750,000	575	—	(7,087)	(6,512)
Forfeiture of Class B Shares	—	—	—	—	(1,437,500)	(144)	—	144	—
Net income (loss) for the period	—	—	—	—	—	—	—	(2,691)	(2,691)
Balance, September 30, 2021	—	$—	—	$—	4,312,500	$431	$—	$(9,634)	$(9,203)

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENT OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
Cash flows from Operating Activities:
Net loss	$(9,203)	$(300)
Adjustments to reconcile net income to net cash used in operating activities:
Change in prepaid expenses	(1,392)	—
Change in accounts payable and accrued expenses	191
Net cash used in operating activities	(10,404)	(300)

Cash flows from Financing Activities:
Payment of offering costs	(324,137)
Proceeds from promissory note – related party	400,000
Capital contributions for formation and operating costs	—	300
Net cash provided by financing activities	75,863	300

Net increase in cash and cash equivalents	65,459	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$65,459	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$393,669	$—
Forfeiture of Class B shares	$144	$—

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, SUBSEQUENT EVENT AND LIQUIDITY

Seaport Calibre Materials Acquisition Corp. (as successor to AMFCO-420 LLC) (the “Company”) is a blank check company incorporated as a Delaware corporation as a result of the conversion of a Limited Liability Company (“LLC”) in April 2021, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which is referred to throughout this report as the “Business Combination.” On April 19, 2021 AMFCO-420 LLC, a Delaware Limited Liability Company, converted to a Delaware Corporation, and changed its name to “Seaport Calibre Materials Acquisition Corp.” AMFCO-420 LLC was originally incorporated on May 15, 2019 as the “Initial LLC”. As of September 30, 2021, the Company’s efforts had been limited to organizational activities as well as to the Company’s initial public offering (the “Initial Public Offering”), which was completed on November 1, 2021.

While the Company may pursue an initial business combination opportunity in any business, industry, sector or geographical location, the Company intends to focus on businesses where it believes it can create and unlock value through its operational expertise, industry contacts, and ability to implement systems and controls. In particular, the Company expects, although not required, to seek an initial business combination with a target in the steel, metals and metal processing (“SMMP”) sector given that its officers’ and directors’ have significant experience in the SMMP sector.

As of September 30, 2021, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end. The Company will not generate any operating revenues until the completion of a Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 27, 2021. On November 1, 2021, the Company consummated the Initial Public Offering of 13,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $130,000,000, which is described in Note 3. The underwriters in the Initial Public Offering have an option to purchase up to 1,950,000 additional Units for a period of 45 days from the date of the prospectus for the Initial Public Offering that was completed on November 1, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,700,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Seaport Global Asset Management, LLC (“SGAM”) and Calibre Group, LLC (“Calibre Group”) (collectively, the “Sponsors”) and certain of their controlled affiliates,  generating gross proceeds of $7,050,000, which is described in Note 4.

Transaction costs amounted to $8,660,826, consisting of $1,950,000 for the underwriting discount, $5,200,000 of deferred business combination marketing fees, and $1,510,826 of other offering costs.

Following the closing of the Initial Public Offering, on November 2, 2021, a total of $131,950,000 of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants (which includes the underwriters’ business combination marketing fee of $5,200,000) was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination within 15 months from the closing of this offering (or up to 18 months if the period of time to consummate a business combination is extended) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Company’s public shares if the Company has not completed its initial business combination within 15 months from the closing of this offering (or up to 18 months if the period of time to consummate a business combination is extended), subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred business combination marketing fees and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 20% or more of the Public Shares without the Company’s prior written consent.

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred business combination marketing fees the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsors have agreed (a) to vote their Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders' rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred business combination marketing fees held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15 per Unit.

The Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsors have sufficient funds to satisfy its indemnity obligations and believe that the Sponsors’ only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsors would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date of this filing and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The interim results for the three and nine-month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs related to the Initial Public Offering (see Note 1) amounted to $8,660,826 consisting of $1,950,000 for the underwriting discount, $5,200,000 of business combination marketing fees, and $1,510,826 of other offering costs.

As of September 30, 2021, there were $717,806 of deferred offering costs, recorded as deferred offering costs in the accompanying balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture.  At September 30, 2021 and 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, $0.0001 par value per share and one-half of one redeemable warrant (the “Public Warrants”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $130,000,000 (before underwriting discounts and commissions and offering expenses). The underwriters in the Initial Public Offering have an option to purchase up to 1,950,000 additional Units for a period of 45 days from the date of the prospectus for the Initial Public Offering.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors, together with certain of their controlled affiliates, purchased an aggregate of 4,700,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,050,000 (the “Private Placement”).

The Private Placement Warrants are identical to the Public Warrants, except that, if held by the Sponsors or their permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption under certain redemption scenarios (except in certain redemption scenarios when the price per share of Class A Common Stock equals or exceeds $10.00 (as adjusted)), (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than Calibre Group or SGAM or their permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In connection with the formation of the Initial LLC in 2019, and for additional consideration in 2020, SGAM received 100% of its limited liability company interests for nominal consideration of $479. As part of the conversion of the Initial LLC in April 2021, the limited liability company interests held by SGAM were converted into 5,750,000 Founder Shares, of which 3,267,500 were transferred to Calibre Group and certain initial Company stockholders in June 2021 (including the transfer of 287,500 shares to Stephen Smith) and 503,125 transferred to certain other initial stockholders in July 2021 for an aggregate purchase price of $27,019 (or $0.007 per share). In July 2021, our initial stockholders forfeited an aggregate of 1,437,500 shares (including the forfeiture of 71,875 shares by Stephen Smith), thereby resulting in 4,312,500 remaining Founder Shares. Subsequently, in September 2021, certain initial stockholders transferred an aggregate of 464,620 Founder Shares to Calibre Group and its controlled affiliates, including 31,110 shares transferred by Stephen Smith, resulting in 184,515 shares and 1,430,875 shares held by Stephen Smith and SGAM respectively. In October 2021, our initial stockholders forfeited an aggregate of 575,000 shares (including 51,252 shares by Stephen Smith), thereby resulting in 3,737,500 remaining founder shares. Also in October 2021, certain initial stockholders transferred an aggregate of 222,647 founder shares to Calibre and its controlled affiliates, including 17,769 transferred by Stephen Smith, resulting in 115,494 shares and 1,231,730 shares held by Stephen Smith and SGAM, respectively.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Company’s initial stockholders or an affiliate of the Company’s initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest-bearing basis as may be required. If the Company completes an initial business combination, the Company would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The Company does not expect to seek loans from parties other than its initial stockholders or an affiliate of its initial stockholders as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. No such loans have been made through September 30, 2021 and none were outstanding as of the consummation of the Company’s Initial Public Offering on November 1, 2021.

In May 2021, the Sponsors agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). As of September 30, 2021, the balance of the Note was $400,000.  The non-interest bearing Note was repaid upon completion of the Initial Public Offering out of the proceeds that have been allocated for the payment of offering expenses (other than underwriting commissions) and amounts not to be held in the Trust Account.

Any of the foregoing payments to the Company’s initial stockholders, repayments of loans from the Company’s initial stockholders or repayments of working capital loans prior to the Company’s initial business combination will be made using funds held outside the Trust Account.

Administrative Services Agreement

The Company agreed to make payment to an affiliate of its sponsors of $10,000 per month, for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended), prior to the completion of the Company’s initial business combination, for office space, utilities and secretarial and administrative support.

NOTE 6. WARRANT LIABILITY

As of September 30, 2021, there were no Private Placement Warrants outstanding. As of November 1, 2021, the Company had issued 11,200,000 warrants, including 6,500,000 Public Warrants and 4,700,000 Private Placement Warrants in connection with the Company’s Initial Public Offering. The Private Placement Warrants, are identical to the Public Warrants, except that (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption under certain redemption scenarios (except in certain redemption scenarios when the price per share of Class A Common Stock equals or exceeds $10.00 (as adjusted)), (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination and (iv) will be entitled to registration rights.

The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Public Warrants will become exercisable 30 days after the consummation of a Business Combination provided that the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within 90 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00 — The Company may call the Public Warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 — The Company may call the Public Warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.10 per warrant:

●	Upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption, based on the redemption date and the “fair market value” (as defined below) of our Class A common stock except as otherwise described below;
●	if, and only if, the closing price of our Class A common stock equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Redeemable Warrants — Public Stockholders’ Warrants — Anti-dilution adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders; and
●	if the closing price of our Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before we send notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants — Public Stockholders’ Warrants — Anti-dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.

Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NOTE 7. COMMITMENTS

Registration Rights

The holders of (i) the Founder Shares, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the Initial Public Offering, and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration and shareholder rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted to the underwriters an option, exercisable for 45 days from the date of the prospectus for the Initial Public Offering, to purchase, from time to time, in whole or in part, up to an aggregate of 1,950,000 units from the Company at the Initial Public Offering price, less underwriting discounts and commissions.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021, and December 31, 2020, there were no shares of Class A Common Stock outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding, and as of December 31, 2020, there were no shares of Class B Common Stock issued and outstanding.

Only holders of Class B common stock have the right to vote on the election of directors prior to the Company’s initial Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis (subject to adjustment). In the case that additional shares of Class A common stock, or equity- linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, particularly in Note 1, Note 3, and Note 5, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Seaport Global Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation as a result of the conversion of a Limited Liability Company (“LLC”) in April 2021, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which is referred to throughout the prospectus as the “Business Combination.” On April 19, 2021 AMFCO-420 LLC, a Delaware Limited Liability Company, converted to a Delaware Corporation, and changed its name to “Seaport Calibre Materials Acquisition Corp.” AMFCO-420 LLC was originally incorporated on May 15, 2019 as the “Initial LLC.” As of September 30, 2021, the Company’s efforts have been limited to organizational activities as well as to the Initial Public Offering.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities since inception, including the period from December 31, 2020 through September 30, 2021, were organizational activities and those necessary to prepare for the Initial Public Offering, described herein. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from June 30, 2021 through September 30, 2021, we had a net loss of $2,691 which consisted of formation and operating costs.  For the period from December 31, 2020 through September 30, 2021, we had a net loss of $9,203 which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2021, we had $65,459 in cash, $393,860 in accounts payable and accrued expenses, and a note payable to our Sponsor in the amount of $400,000 principal balance of the Promissory Note.  Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Founder Shares by our Sponsors and loans from an affiliate of our Sponsors, which was repaid in full at the consummation of the Initial Public Offering.

On November 1, 2021, we consummated the Initial Public Offering of 13,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $130,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,700,000 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant generating gross proceeds of $7,050,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $131,950,000 ($10.15 per unit) was placed in the Trust Account, and we had $800,633 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.

Transaction costs amounted to $8,660,826 consisting of $1,950,000 for the underwriting discount, $5,200,000 of business combination marketing fees, and $1,510,826 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred business combination marketing fees, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes., if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders or an affiliate of the Company’s initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest-bearing basis as may be required. If the Company completes an initial business combination, the Company would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The Company does not expect to seek loans from parties other than its initial stockholders or an affiliate of its initial stockholders as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account.

However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred business combination marketing fee of $0.40 per Unit, or $5,200,000 in the aggregate.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

We have identified the following critical accounting policies.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs principally consist of professional and registration fees incurred through the closing date of the Initial Public Offering that are related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Deferred offering costs were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $1,510,826 which were charged to stockholders’ equity upon the completion of the Initial Public Offering.

As of September 30, 2021, there were $717,806 of deferred offering costs recorded in the accompanying unaudited balance sheet.

Redeemable Shares

All of the 13,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the final prospectus filed by the Company with the SEC on October 29, 2021 (the “Prospectus”). In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although the Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 13,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s amended and restated certificate of incorporation.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness described below.

Material Weakness

In connection with the preparation of the financial statements included elsewhere in this Quarterly Report on Form 10-Q, management identified a material weakness in our policies and procedures regarding financial period closure and financial statement preparation, in that such policies and procedures were not sufficiently documented and formalized to ensure that financial information and financial statements could be prepared accurately, efficiently and timely in accordance with U.S. GAAP and the SEC’s reporting requirements.

Generally, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

Remedial Actions

In light of the identified material weakness, we have begun to enhance our processes, policies and procedures regarding financial period closure and financial statement preparation to ensure that they are sufficiently documented and formalized. In connection therewith, we have further formalized our processes and increased communication among our personnel and third-party professionals with whom we consult. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the period from December 31, 2020 through September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, except the following, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement on Form S-1 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management will likewise be required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the financial statements included elsewhere in this Quarterly Report on Form 10-Q, management identified a material weakness in our policies and procedures regarding financial period closure and financial statement preparation, in that such policies and procedures were not sufficiently documented and formalized to ensure that financial information and financial statements could be prepared accurately, efficiently and timely in accordance with U.S. GAAP and the SEC’s reporting requirements.

In light of the identified material weakness, we have begun to enhance our processes, policies and procedures regarding financial period closure and financial statement preparation to ensure that they are sufficiently documented and formalized. In connection therewith, we have further formalized our processes and increased communication among our personnel and third-party professionals with whom we consult. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares or our ability to complete a business combination.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2. Exhibits

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this December 10, 2021.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP.

By:	/s/ James Tumulty
	Name:	James Tumulty
	Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Edward Siegel
	Name:	Edward Siegel
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)