Form 10-K
period 2021-12-31
Seaport Calibre Materials Acquisition Corp.
filed 2022-03-31
CIK 1863428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40975

SEAPORT CALIBRE MATERIALS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-3426874
(State or other jurisdiction of incorporation or organization) 360 Madison Avenue, 20th Floor New York, NY	(I.R.S. Employer Identification Number) 10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 616-7700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	SCMAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	SCMA	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	SCMAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Our units, Class A common stock and warrants are each traded on the Nasdaq Global market under the symbols “SCMAU,” “SCMA,” and “SCMAW,” respectively.  Our units commenced public trading on November 1, 2021, and our Class A common stock and warrants commenced public trading on December 17, 2021.

As of March 30, 2022, 13,000,000 shares of Class A common stock, par value $0.0001 per share, and 3,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“Calibre Group” are to Calibre Group, LLC, a Delaware limited liability company affiliated with certain of our officers and directors
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsors in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;
●	“Initial LLC” are to AMFCO-420 LLC, our predecessor entity formed in 2019 prior to our conversion into a corporation;
●	“initial stockholders” are to our sponsors and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to the warrants initially issued to our sponsors in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsors (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;
●	“SGAM” are to Seaport Global Asset Management LLC, an SEC registered investment advisor affiliated with certain of our directors and officers and our sponsor;
●	“sponsors” are to SGAM and Calibre Group and certain of their controlled affiliates;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “company,” “Company” or “our company” are to Seaport Calibre Materials Acquisition Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  There can be no assurance that actual results will not materially differ from expectations.  Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts.  These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	trends in the steel, metals, and metals processing industries;
●	government regulations in the steel, metals, and metals processing industries;
●	our ability to complete our initial business combination, particularly given competition from other blank check companies and financial and strategic buyers and the highly regulated nature of the steel, metals, and metals processing industries;
●	our ability to consummate an initial business combination amidst the uncertainty resulting from the ongoing COVID-19 pandemic and the current hostilities between Russsia and Ukraine, and the effects thereof on consumer behavior, the economy and any business or businesses with which we consummate our initial business combination, including inflationary effects;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following the initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us.  Future developments affecting us may not be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

BUSINESS

Overview

Seaport Calibre Materials Acquisition Corp. (as successor to AMFCO-420 LLC) (the “Company”) is a blank check company incorporated as a Delaware corporation as a result of the conversion of a Limited Liability Company (“LLC”) in April 2021, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which is referred to throughout this Annual Report on Form 10-K as the “Business Combination.” On April 19, 2021 AMFCO-420 LLC, a Delaware Limited Liability Company, converted to a Delaware Corporation, and changed its name to “Seaport Calibre Materials Acquisition Corp.” AMFCO-420 LLC was originally incorporated on May 15, 2019.  To date, the Company’s efforts have been limited to organizational activities as well as to the initial public offering (“IPO”); since the completion of the initial public offering, we have focused our efforts on the search for a business with which to consummate our initial business combination. The Company has not as of the date of this document selected any specific business combination target.

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

Initial Public Offering

On November 1, 2021, we consummated our IPO of 13,000,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share.  The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $130,000,000. Underwriters were granted a 45-day option to purchase additional units that expired unexercised on December 11, 2021.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,700,000 warrants (each, a “private placement warrant” and collectively, the “private placement warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Seaport Global Asset Management, LLC (“SGAM”) and Calibre Group, LLC (“Calibre Group”) (collectively, the “sponsors”) and certain of their controlled affiliates, generating gross proceeds of $7,050,000 (“private placement”).

A total of $131,950,000 of the net proceeds from the IPO and the Private Placement was placed in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Trust Company acting as trustee.

We will have until February 1, 2023 to consummate an initial business combination, with an automatic three-month extension to May 1, 2023 if we have signed a definitive agreement with respect to an initial business combination by that date.  However, if we anticipate that we may not be able to consummate our initial business combination by February 1, 2023, we may extend the period of time to consummate a business combination up to May 1, 2023 subject to the sponsors depositing additional funds into the trust account as set out below.  In connection with such an extension, public shareholders will not be offered the opportunity to vote on or redeem their shares.  Pursuant to the terms of our amended and restated certificate of incorporation, and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company.  In order to extend the time available for us to consummate our initial business combination, our sponsors or their affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $1,300,000 ($0.10 per share) on or prior to the date of the applicable deadline.  Any such payments would be made in exchange for additional private placement warrants to be issued by us to our sponsors or their affiliates or designees, as applicable, at a price of $1.50 per warrant (for a total of 866,667 additional private placement warrants if payment is made for such extension), which warrants will be identical to the private placement warrants.  We will only be able to extend the period of time to consummate a business combination by up to an additional three months.  We will issue a press release announcing the extension at least three days prior to the applicable deadline.  In addition, we will issue a press release the day after the applicable deadline, announcing whether the funds have been timely deposited. Our sponsors and their affiliates or designees are obligated to fund the trust account in order to extend the time for us to complete our initial business combination, but our sponsors will not be obligated to extend such time.

Management Team and Affiliates

We are led by Stephen Smith (Chairman), Jim Tumulty (Chief Executive Officer) and Ed Siegel (Chief Financial Officer).

Calibre Group was founded by Jim Tumulty, Ed Siegel, and Jeremy Breazzano in 2014 and focuses on lower middle market investments in companies operating in the SMMP sector.  Calibre Group’s founders and team members have combined decades of experience employing a detailed, operational understanding of businesses in the SMMP sector, either through direct operational expertise or direct investing, or both.  Our management team has deep experience across the entire spectrum of SMMP businesses, from small single operation service centers to large integrated producers, and from distressed to highly profitable companies.  Calibre Group’s owners and Board of Directors have over 120 years of combined experience providing M&A, financial, strategic and labor advisory services.

Stephen C. Smith, our Chairman, founded SGAM, an investment advisor registered with the United States Securities and Exchange Commission (“SEC”) and an alternative investment management firm, in August 2017.  SGAM focuses on distressed, special situation and event-driven securities.  Its investment objective is to achieve exceptional risk-adjusted capital appreciation through investments in various securities of companies in financial and/or legal distress or that have recently emerged from financial reorganizations or lawsuits.  At the core of SGAM’s strategy is deep-rooted, credit and equity-based fundamental analysis, leveraging the team’s distressed, legal, bankruptcy and financial expertise.  SGAM believes that distressed securities can often be purchased at discounts to intrinsic value given the complexities surrounding their restructuring.  SGAM complements its liquid investment strategy with illiquid investments, where it has taken an active approach to managing such investments often through participation on credit committees, liquidating trusts and board positions.  Stephen also founded The Seaport Group LLC (currently known as SGH), the parent company of SGAM, in 2001.  SGH is a global investment bank that has advised clients for nearly twenty years on multi-industry distressed asset investing and capital markets advisory, sales, trading and research services.

Jim Tumulty and Ed Siegel, Co-Founders and Managing Members of Calibre Group, have worked together for over 20 years and have more than 60 years of combined experience investing in the public and private markets for distressed debt and post-restructured equities, particularly in the SMMP sector, including service on private corporate boards.  Mr. Tumulty and Mr. Siegel have employed the Calibre Group strategy of value creation.  Their team is disciplined and highly selective in assessing its investment opportunities. Over the course of their careers, Mr. Tumulty and Mr. Siegel have developed deep and broad networks of senior-level investment, private equity, venture capital and value equity professionals, as well as business operators, entrepreneurs, corporate officers, board members, family office principals, investment bankers and institutional investors.  We believe that the experience of our management team and our relationship with Calibre Group will allow us to source, identify and execute an attractive transaction for our stockholders.

Officers and Directors

Our officers and directors comprise a team of industry experts, whom we believe are well-positioned to identify and evaluate stressed or distressed businesses that would benefit from their experience providing M&A, financial, strategic and labor advisory services.  We believe our management team offers extensive experience in distressed and restructuring transactions as both creditors and advisors.  We have also assembled a group of independent directors who will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience.  Our board members have served as directors or officers for numerous publicly listed and privately-owned companies.  Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

Stephen Smith, Chairman of the Board

Stephen C. Smith founded Seaport Global Asset Management LLC (“SGAM”), an SEC registered investment advisor and a wholly-owned subsidiary of Seaport Global Holdings LLC (“Seaport Holdings”), in August 2017.  Mr. Smith currently serves as SGAM’s Chief Executive Officer and Chairman of its Investment Committee and oversees all SGAM’s investing and business activities.  He also serves as the Chairman and Chief Executive Officer of Seaport Global Acquisition Corp. II, a special purpose acquisition company that complete its initial public offering on November 17, 2021.  Additionally, Mr. Smith was the Chairman and Chief Executive Officer of Seaport Global Acquisition Corp., which completed its initial public offering in December 2020 and completed a business combination with Redbox Entertainment, Inc. in October 2021. In April 2001, Mr. Smith co-founded The Seaport Group LLC (currently known as SGH), which is a full-service, mid-sized independent investment bank that offers capital markets advisory, sales, trading and research services.  Prior to that, from December 1999 to March 2001, Mr. Smith was a Managing Director at Amroc Securities, LLC, a financial service firm, where he focused on distressed sales and trading.  In June 1991, he co-founded a distressed debt broker-dealer, Libra Investments, Inc., which was acquired by U.S. Bancorp in January 1999.  Mr. Smith began his career at Merrill Lynch in 1982 and from 1984 to 1988 he ran the taxable fixed income trading desk for its unit trust department.  In addition, Mr. Smith worked as a salesperson at S.N. Phelps & Co., a financial management firm, from 1988 to 1989 and Jefferies & Company, a financial services company, from 1989 to 1991.

Jim Tumulty, Chief Executive Officer

Jim Tumulty has over 35 years’ experience in the financial sector and has worked across a broad range of services including restructuring, capital markets, corporate finance, and M&A.  Prior to founding Calibre Group in 2014, Mr. Tumulty spent the previous two years, approximately, at The Seaport Group (the predecessor to Seaport Holdings) and approximately eight years previously at Raymond James & Associates, where he led a team of professionals focused on investment banking services for the steel, paper and manufacturing industries.  Mr. Tumulty has served as CEO of Morgan Joseph’s Broker/Dealer and ran the High Yield, Distressed Debt, and “Difficult Financing” groups.  He also started and ran the steel industry banking practice at Morgan Joseph.  Mr. Tumulty was a director and shareholder at Libra and ran the High Yield Trading Desk and Distressed Debt effort at Libra Securities.  Mr. Tumulty played key roles in the Distressed and Restructuring groups at Paine Webber, Scotia Capital and Nat West Bank.  Mr. Tumulty began his career in the International Fixed Income Department at Drexel Burnham Lambert.  Mr. Tumulty is Chairman of the Board of Directors of Miami Valley Steel Services, and is a significant shareholder.  Mr. Tumulty was a founding shareholder of New Star Metals (now Material Sciences Corporation), a rapidly growing steel processing concern.  He served as an advisor on the Material Sciences Corporation management-led buyout, and served on its board from 2017 until its sale in 2019.  Mr. Tumulty serves on the Board of Directors of Specialty Steel Holdings (formally known as Optima Specialty Steel), and formerly served on the Board of Directors of Hunters Specialties Products, a leading outdoor apparel, equipment and accessory company from 2014 to 2017, as well as formerly serving on the Board of Directors of Esmark from 2004 to 2008.  Mr. Tumulty received his B.A. from Temple University in 1987 and his J.D. from New York Law School in 1995.  Mr. Tumulty is the brother of Shawn Tumulty.

Ed Siegel, Chief Financial Officer

Ed Siegel has over 30 years of experience in investment banking and financial analysis.  Prior to founding Calibre Group in 2014 he spent the prior twelve years as an executive in Steel and Industrial Banking groups at the Seaport Group and Raymond James & Associates.  He also was Manager of High Yield and Corporate Fixed Income desk analysts following three and one-half years as manager of High Yield Research at TD Securities’ New York office where he led TD’s Industrial Research efforts.  Prior to TD, Mr. Siegel was a High Yield Research Analyst at Lehman Brothers for two and one-half years.  Mr. Siegel followed the Paper & Forest Products Industry, the Packaging Industry and the Steel Industry for Lehman Brothers High Yield Fixed Income group.  Mr. Siegel’s prior experience includes similar roles at Scotia Capital Markets and Lehman Brothers.  Mr. Siegel’s areas of expertise include Paper & Forest Products companies, Packaging companies, Steel companies, Cable Television companies, Automotive parts companies and General Industrial companies.  Mr. Siegel was appointed to the Board of Directors at Miami Valley Steel Services in 2014.  Mr. Siegel achieved an Institutional Investor ranking for his work in the Paper & Forest Products Industry in 1997 and still remains highly regarded by institutional investors.  Mr. Siegel has an undergraduate degree from Tufts University (1982) and earned his CFA designation in 1991.

Shawn Tumulty, Chief Investment Officer

Shawn Tumulty brings a unique skill set developed over his 31 year career as a restructuring professional, portfolio manager, and investor spanning the high yield, distressed debt, merger arbitrage, value equity, and private equity asset classes.  During his 20 years at Franklin Mutual Advisers, LLC, in his roles as analyst, portfolio manager, head of distressed debt investing, and Vice President of the adviser, he negotiated many of the largest and most complex bankruptcy and out-of-court restructurings as a lead investor or creditor committee member, and often as a member of the steering committee.  These restructurings include Finova, Comdisco, Pacific Gas & Electric, Adelphia Communications, CIT, Trump, Caesars, iHeart (also known as Clear Channel Communications), Cumulus, Frontier Communications, and Windstream.  While his restructuring experience is broad-based and spans numerous industries, Mr. Tumulty’s private equity investments are more focused on the steel and industrial sectors where he worked on names including International Steel Group, a groundbreaking steel industry roll-up initiated through a series of Bankruptcy Code Section 363 asset sales that required significant operational restructuring before eventually being sold to Mittal, and Esmark, a roll-up of the several steel service center businesses that eventually merged with Wheeling Pittsburgh and sold to Severstal.  Prior to joining Franklin Mutual Advisors in 2000, Mr. Tumulty was a member of the distressed debt investment sleeve at Hamilton Partners, Ltd, a Bermuda-based hedge fund, from 1998 to 1999.  From 1992 to 1998, Mr. Tumulty was an analyst, investor, and ultimately the leader of Proprietary Investment Group at Bankers Trust Company, deploying bank capital in the value equity, merger arbitrage, and distressed debt asset classes seeking asymmetric risk-adjusted returns.  Mr. Tumulty began his career in 1989 as a desk analyst in the high yield department at Kidder Peabody & Company.  Mr. Tumulty’s previous board experience includes Esmark and Motor Coach Industries.  Mr. Tumulty received his B.A. in Economics from Wagner College in 1989.  Mr. Tumulty is the brother of Jim Tumulty.

Patrick Murley, Director

Patrick Murley is a Partner of Sky Island Capital.  Mr. Murley is responsible for overseeing the operations of all of Sky Island’s portfolio companies and sits on the firm’s Investment Committee.  Mr. Murley is also the Chairman and Chief Executive Officer of Material Sciences Corporation.  He has been the CEO of Material Sciences and its predecessor companies since it was acquired by Severstal in September 2008.  Prior to leading Material Sciences, Mr. Murley was Severstal’s Vice President of Strategy and Business Development.  He also spent twenty years at Worthington Industries in various capacities, serving as Vice President of Steel Operations for his last six years with the company.  Mr. Murley currently serves on the boards of Material Sciences, Special Steel Works Inc., and Miami Valley Steel Service Inc.  He was previously a board member of Atlas Paper Mills until it was successfully sold to a strategic acquirer.  Mr. Murley has worked with several private equity companies including Aurora Capital, Insight Equity, and Peak Rock Capital.  Mr. Murley earned his MBA with distinction from the Ross School of Business at the University of Michigan.  He also graduated cum laude with a BS in Metallurgical Engineering from Ohio State University.

Robert McMaster, Director

Robert McMaster is the Chairman of Sally Beauty Holdings, Inc. (NYSE: SBH), a retail and distribution company with nearly 5,000 locations focused on professional hair, nail and cosmetic products.  He retired in October 2020 after 14 years as a director of Carpenter Technology Corporation, a manufacturer of specialty metal alloys and provider of additive manufacturing solutions in the SMMP sector.  He previously served as Senior Financial Advisor to the CEO of Worthington Industries, Inc. from October 2008 to May 2013.  He also was a director of American Eagle Outfitters, Inc. from May 2003 to June 2006 and Dominion Homes, Inc. from May 2006 to May 2008.  He spent 27 years, from 1970 to 1997, with KPMG LLP, including holding positions as the Ohio Area Managing Partner and a member of the firm’s Management Committee.  He also served as CEO of Westward Communications, LLC and Westward Communications, LP, as well as its successor companies ASP Westward, LLC and SP Westward, LP, from 1997 to 2005.

Lee Muller, Director

Lee Muller has served in various executive and advisory capacities since October 2020 at CWP Global and its affiliates, an international renewable energy developer and global pioneer in the development of ultra large green hydrogen hubs.  Between June 2020 and June 2021, Mr. Muller was an advisor to Morgan Stanley Infrastructure Partners in connection with investments in the water sector.  Mr. Muller served as Senior Vice President and Chief Financial Officer of AquaVenture Holdings Limited (NYSE: WAAS) between October 2014 and April 2020, prior to its acquisition by Culligan.  He was also the Senior Vice President and Chief Financial Officer of AquaVenture Holdings’ Seven Seas Water business from December 2013 through April 2020.  From October 2005 to December 2012, Mr. Muller served in various executive capacities, including Executive Vice President and Chief Financial Officer, at ContourGlobal plc, a developer, owner and operator of electric power businesses.  Mr. Muller was also an investment banker with Goldman Sachs & Co. LLC for over 10 years where he specialized in international project finance.  Mr. Muller holds a B.S. in Accounting and Finance from Boston University and an M.B.A. from the University of Chicago.

Business Strategy

Our business strategy is to identify and complete our initial business combination with companies operating in the metals and resources sector, particularly in steel, aluminum, and metals industries more broadly.  We intend to identify and partner with a business that can benefit from the investment and operational expertise of our team to deliver value to our stockholders.

We believe the steel industry is undergoing a global transformation as the traditional supply chain and demand structures that have guided the industry for decades are being recalibrated as a result of industry consolidation, tariffs and quotas on domestic imports, and recent shock to the macroeconomy from the impact of COVID-19 and the current hostilities between Russia and Ukraine.  We believe that our team’s experience in building and executing strategies that combine capabilities and unique expertise in the steel vertical differentiate our ability to source a successful partner.

We intend to concentrate our efforts on identifying companies that align with the following themes:

●	Provide a value-add service within the steel value chain.
●	Well positioned to rapidly scale existing operations.
●	Would benefit from growth capital injection.
●	Strong existing management and processes.

We will seek to capitalize on the significant experience, relationships and contacts of our officers and directors, as well as Calibre and Seaport to complete our initial business combination.  We believe that our team’s distinguished and long-term track record of sourcing, acquiring, operating, and monetizing assets within the steel vertical will provide us with differentiated insights and sourcing opportunities.

The SMMP Market

The onset of COVID-19 and its expansive impact on global demand has led to outsized pricing volatility, as well as supply side rationalization, in key input markets in the past twelve months.  During much of 2020, many steel mills and other manufacturing facilities shut down or significantly scaled back production due to the slowdown in the global economy, despite being considered an essential industry.  The supply chain shock accelerated industry-wide consolidation and rationalization that had been in the making for several years.  Producers are making acquisitions adding to downstream processing to help manage supply.

The post-COVID economic recovery, particularly in the United States, exacerbated the supply-demand mismatch in both flat roll steel and value-added and processed steel products.  In September 2021, flat rolled steel prices reached a record high following new price records set in each of the prior eight months.

We believe the outlook for steel demand is positive. Auto companies have struggled to replenish dealer inventories as semi-conductor chip shortages limit production.  Federal government also could spur demand for green energy alternatives such as wind, solar and electric vehicles.  In addition, demand could be augmented following the November 2021 passing of the Federal Infrastructure Investment and Jobs Act.

In addition, the vertical supply chain in steel and related products remains highly fragmented, with many operators in the sector being generational family owners that have few realistic options for liquidity.  We believe a public currency combined with expansion capital is an attractive and unique monetization opportunity for these businesses.

The onset of COVID-19 has created an unprecedented impact on the global economy.  Certain industries may experience strain and have the ability to recover; however, others may experience structural changes that will force companies to rethink how they conduct business.  Nearly every industry is adjusting its operating and financial paradigm to manage day-to-day business operations more effectively and safely in the current environment.  Many SMMP company workforces are represented by organized labor.  In the past labor has been influential in industry consolidation and provided changes to lower costs and improve operations.  Our management team has extensive experience working with organized labor to facilitate acquisitions and improve cost structure.

Our Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe will be important in evaluating prospective target businesses.  We intend to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these guidelines.  We intend to seek to identify and acquire high-quality companies in the SMMP sectors that possess the following characteristics:

●	Free-cash-flow-generative. We intend to seek companies with a proven track record of growth and profitability and visibility into sustainable growth in cash flows over the long term.
●	Operating leverage. We intend to seek businesses that can benefit from economies of scale through expansion, consolidation, and operational improvement.
●	Unique product or service offering. Within the metals value chain, we intend to seek companies that have a value-add service or product.
●	Platform for inorganic growth. We intend to seek companies that can serve as a platform for future synergistic acquisitions.
●	Well-positioned in evolving market landscape. We intend to seek companies that are well-positioned to benefit from the rapidly evolving macroeconomic transformation, unlocking new growth opportunities.
●	Attractive valuation. We intend to seek companies at an attractive valuation relative to their long-term intrinsic value and relative to their public market comparables.

●	Benefit from public currency. We intend to seek companies that demonstrate public market readiness and will use access to public equity markets to pursue accretive acquisitions, high-return capital projects, strengthen the balance sheet, and recruit and retain key employees.
●	Exceptional management and governance. We intend to seek companies that have trustworthy, talented, experienced, and highly competent management teams. These companies may be led by entrepreneurs who are looking for a partner with our expertise to execute on the next stage of their growth. For target companies that require new management, we will leverage our team’s experience in identifying and recruiting top talent.

The past performance of the members of our management team, our sponsors or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or achieve success with respect to any business combination we may consummate.  You should not rely on the historical record of the performance of our management team or our sponsors or any of their affiliates’ or managed funds’ performance as indicative of our future performance.

Initial Business Combination

We will have until February 1, 2023 to consummate an initial business combination, or up to May 1, 2023 if the period of time to consummate a business combination is extended.  However, if we anticipate that we may not be able to consummate our initial business combination by February 1, 2023 we may extend the period of time to consummate a business combination up to May 1, 2023 (for a total of up to 18 months to complete a business combination), subject to the sponsors depositing additional funds into the trust account as set out below.  In connection with such an extension, public shareholders will not be offered the opportunity to vote on or redeem their shares.  Pursuant to the terms of our amended and restated certificate of incorporation, and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsors or their affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $1,300,000 ($0.10 per share) on or prior to the date of the applicable deadline.  Any such payments would be made in exchange for additional private placement warrants to be issued by us to our sponsors or their affiliates or designees, as applicable, at a price of $1.50 per warrant (for a total of 866,667 additional private placement warrants if payments are made for such extension), which warrants will be identical to the private placement warrants.  We will only be able to extend the period of time to consummate a business combination by up to an additional three months.  We will issue a press release announcing the extension at least three days prior to the applicable deadline.  In addition, we will issue a press release the day after the applicable deadline, announcing whether the funds have been timely deposited.  Our sponsors and their affiliates or designees are obligated to fund the trust account in order to extend the time for us to complete our initial business combination, but our sponsors will not be obligated to extend such time.

Nasdaq Global Market (“Nasdaq”) rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination.  We refer to this as the 80% of fair market value test.  The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value).  Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed.  In addition, the application of the standards generally involves a substantial degree of judgment.  Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets.  The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations.  If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria.  While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.  Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We may, at our option, pursue a business combination opportunity jointly with one or more entities affiliated with Calibre Group or SGAM and/or one or more investors in funds or separate accounts managed by Calibre Group or SGAM, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest only if  (i) permitted by applicable regulatory and other legal limitations; (ii) we and Calibre Group or SGAM considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination.  An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities.  We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance.” The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof.  We are not obligated to make any specified future issuance and may determine not to do so.  This is not an offer for any specified future issuance.  Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof.  We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio.  They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition.  If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock.  If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses.  We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.  Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination.  For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target.  In this case, we would acquire a 100% controlling interest in the target.  However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.  If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test.  If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

The net proceeds of our IPO and the sale of the private placement warrants released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination.  If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.  In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above.  There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities, including any specified future issuance, or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into.  Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination.  At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.  None of our initial stockholders, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.  We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination.  Our amended and restated certificate of incorporation provides that, following the IPO and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 21 months from the closing of the IPO or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.  We will also utilize the expertise of our management team and other employees of Calibre Group and SGAM in analyzing potential target companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Calibre Group or SGAM, investment funds or separate accounts advised by our sponsors, officers or directors.  In the event we seek to complete our initial business combination with a company that is affiliated with Calibre Group or SGAM, investment funds or separate accounts advised by Calibre Group or SGAM or our officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Mr. Tumulty, Mr. Smith, SGAM, and Calibre Group are the beneficial owners of founder shares and/or private placement warrants following the IPO.  Because of this ownership, Calibre Group, SGAM, and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, particularly because funds managed by Calibre Group or SGAM invest in distressed and post-restructured companies as part of their investment programs.  Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Calibre Group and SGAM are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination; we have not, however, selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Calibre Group, SGAM and each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity.  Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity.  We believe, however, that the fiduciary duties or contractual obligations of Calibre Group, SGAM and our officers or directors will not materially affect our ability to complete our initial business combination.  We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which Calibre Group, SGAM, or an officer or director has a fiduciary or contractual obligation.  Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity.  Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

While our sponsors will not have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us.  Conflicts may arise from their affiliation with our company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account.  In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us.  Any of our sponsors’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of our sponsors or their clients or counterparties may at times be averse to ours.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or of our sponsors, or policies applicable to our sponsors, will materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses.  As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us.  Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company.  A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees.  In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering.  The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences.  Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions.  Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act.  As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.  We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $126,761,120, as of December 31, 2021, which represents cash and securities held in the Trust Account less payment of up to $5,200,000 of business combination marketing fees payable to Seaport Global pursuant to the Business Combination Marketing Agreement (“Marketing Fee”) and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio.  Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.  However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination.  We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.  We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.  In addition, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination.  Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination.  In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing.  There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated source, including investment bankers and investment professionals.  Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings.  These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting.  Our officers and directors, as well as our sponsors and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsors and their respective industry and business contacts as well as their affiliates.  While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.  We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue.  Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.  In no event, however, will our initial stockholders or any of our existing officers or directors, or any entity with which our initial stockholders or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).  Although none of our initial stockholders, executive officers or directors, or any of their respective affiliates,  be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our initialstockholders, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business.  We have agreed to pay an affiliate of our sponsors a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsors for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.  Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination.  The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

Our sponsors may compete with us for acquisition opportunities that we may target for our initial business combination.  If our sponsors decide to pursue any such opportunity or determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities.  In addition, investment ideas generated within our sponsors or by persons who may make decisions for us or our sponsors may be suitable for both us and for our sponsors and may be directed to our sponsors or other third parties rather than to us.  Our sponsors do not have any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsors, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsors, officers or directors.  In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsors, officers or directors, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view.  We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.  Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the Marketing Fee and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination.  The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses.  If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.  While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.  Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.  Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.  We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders.  However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”.  Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination.  For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target.  In this case, we would acquire a 100% controlling interest in the target.  However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.  If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test.  If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business.  Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty.  Any costs presently or later incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.  Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.  In addition, we intend to focus our search for an initial business combination in a single industry.  By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct.  In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty.  The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination.  While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination.  Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company.  The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business.  We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation.  However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.  Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Whether
Stockholder
Approval is
Type of Transaction	Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.  There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules.  However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.  If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our initial stockholders, directors, officers, or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.  We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.  Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.  None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met.  The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination.  Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.  In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders (in the case of Class A common stock) contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination.  To the extent that our initial stockholders, officers, directors,  or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination.  Our initial stockholders, officers, directors, or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our initial stockholders, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act.  Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser.  Our initial stockholders, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.  Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein.  The amount in the trust account as of December 31, 2021 was $131,961,120 or $10.15 per public share.  The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the Marketing Fee we will pay to the underwriters.  The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.  Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer.  The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, except in those instances in which stockholder approval is required by applicable law or stock exchange rule,  and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement.  Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval.  If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination.  We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.  So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period.  In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination.  If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination.  A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting.  Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our initial stockholders, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our IPO (including in open market and privately negotiated transactions) in favor of our initial business combination.  For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained.  We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.  These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination.  Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination.  For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination.  In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates.  We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.  Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms.  By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.  However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the meeting held to approve a proposed initial business combination by a date set forth in the proxy materials mailed to such holders or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.  The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements.  Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights.  Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System.  The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder.  However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares.  The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials.  Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically).  It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account.  In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until February 1, 2023 to complete our initial business combination (or May 1, 2023 if the period of time to consummate a business combination is extended).  If we are unable to complete our initial business combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month time period (or 18 months if the time to consummate a business combination is extended).

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination prior to February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended).  However, if our initial stockholders, officers or directors acquire public shares after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such time period.

Our initial stockholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination prior to February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares.  However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules).  If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect to use the amounts held outside the trust account (approximately $0.6 million as of December 31, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended), although we cannot assure you that there will be sufficient funds for such purpose.  We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe.  However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account (and any tax payments or expenses for the dissolution of the trust used from interest, if any), the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15.  The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders.  We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15.  Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets.  These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders.  While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account.  If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.  Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our independent registered public accounting firm and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.  Our sponsors have agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act.  However, we have not asked our sponsors to reserve for such indemnification obligations, nor have we independently verified whether our sponsors have sufficient funds to satisfy its indemnity obligations.  Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations.  As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share.  In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.  None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsors asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce its indemnification obligations.  While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely.  We have not asked our sponsors to reserve for such indemnification obligations and we cannot assure you that our sponsors would be able to satisfy those obligations.  Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We will seek to reduce the possibility that our sponsors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.  Our sponsors will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act.  We may have access to use the amounts held outside the trust account (approximately $0.6 million as of December 31, 2021) to pay any such potential claims, but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates.  In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended) may be considered a liquidating distribution under Delaware law.  If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.  If we are unable to complete our initial business combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended) we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 15th month (or 18th month if the period of time to consummate a business combination is extended) and, therefore, we do not intend to comply with those procedures.  As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years.  However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.  As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.  As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.  Further, our sponsors may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act.  In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders.  Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders.  Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.  We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination prior to February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended), subject to applicable law.  In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.  In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account.  Such stockholder must have also exercised its redemption rights as described above.  These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations.  Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates.  Moreover, many of these competitors possess greater financial, technical, human and other resources than we do.  Our ability to acquire larger target businesses will be limited by our available financial resources.  This inherent limitation gives others an advantage in pursuing the initial business combination of a target business.  Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.  Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Certain Potential Conflicts of Interest Relating to our Sponsors

Stephen Smith is the founder of SGAM and acts as a strategic advisor to its clients.  Mr. Smith has fiduciary duties to SGAM.  As a result, Mr. Smith may have a duty to offer acquisition opportunities to clients of SGAM.  Mr. Smith will have no duty to offer acquisition opportunities to the company unless presented to him solely in his capacity as director of the company and after he has satisfied his contractual and fiduciary obligations to other parties.

Jim Tumulty and Ed Siegel are the founders of, and have fiduciary duties to, Calibre Group.  As a result, Mr. Tumulty and Mr. Siegel may have a duty to offer acquisition opportunities to clients of Calibre Group.  Mr. Tumulty and Mr. Siegel will have no duty to offer acquisition opportunities to the company unless presented to them solely in their capacities as a director and officers of the company, and after they have satisfied their contractual and fiduciary obligations to other parties.

As a result, our sponsors’ clients may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination.  If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities.  In addition, investment ideas generated within our sponsors, including by our officers and directors and other persons who may make decisions for the company, may be suitable both for us and for our sponsors or any of their clients, and will be directed initially to such persons rather than to us.  Neither our officers and directors nor our sponsors have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as a director or officer of the company and after they have satisfied his contractual and fiduciary obligations to other parties.

In addition, our initial stockholders, officers and directors or their personnel may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination.  Any such companies may present additional conflicts of interest in pursuing an acquisition target.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions.  These circumstances could give rise to numerous situations where interests may conflict.  Additionally, the engagement SGAM, or another affiliate of our initial stockholders, as our lead financial advisor in connection with our initial business combination may present certain conflicts of interest.

Limitations on Our Access to Investment Opportunities Sourced by Our Sponsors

Our sponsors may compete with us for acquisition opportunities that we may target for our initial business combination.  If our sponsors decide to pursue any such opportunity or determine in their sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities.  In addition, investment ideas generated within our sponsors or by persons who may make decisions for us may be suitable for both us and for our sponsors may be directed to our sponsors or other third parties rather than to us.  Our sponsors do not have any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware.

Our management team, in their other endeavors (including any affiliation they may have with our sponsors), may choose or be required to present potential business combinations or other transactions to our sponsors or third parties, before they present such opportunities to us.

Facilities

Our executive offices are located at 360 Madison Avenue, 20th Floor, New York, NY 10017 and our telephone number is (212) 616-7700.  Our executive offices are provided to us by our sponsors.  We pay an affiliate of our sponsors a total of $10,000 per month for office space, utilities and secretarial and administrative support.  We consider our current office space adequate for our current operations.

Employees

We currently have three officers.  These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.  The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in.  We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.  In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business.  In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB.  These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.  We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above.  To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business.  While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act.  Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited.  A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.  The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report.  However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
●	our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination;
●	your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;
●	if we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;
●	the ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target;
●	the ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;
●	the requirement that we complete our initial business combination by February 1, 2023 (or up to May 1, 2023 if the period of time to consummate a business combination is extended) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders;
●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak, the current hostilities between Russia and Ukraine, inflationary effects and other similar events and the status of debt and equity markets;
●	if we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities;
●	if a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed;
●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss;
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	you will not be entitled to protections normally afforded to investors of many other blank check companies;
●	because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless;
●	if the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until Feburary 1, 2023 (or up to May 1, 2023 if the period of time to consummate a business combination is extended), it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our initial stockholders or management team to fund our search and to complete our initial business combination;
●	we are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view;
●	we may not be able to consummate an initial business combination by February 1, 2023 (or up to May 1, 2023 if the period of time to consummate a business combination is extended), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate;
●	we may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial stockholders, executive officers, directors or initial stockholders which may raise potential conflicts of interest;
●	since our initial stockholders, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquired during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support;
●	our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination;
●	our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests;
●	past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company; and
●	unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated October 29, 2021.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation.  Our executive office is located at 360 Madison Avenue, 20th Floor, New York, NY 10017.  Such facility is provided by our sponsors, in addition to administrative support, for a monthly charge of $10,000.  We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a)	Market Information

Our units, Class A common stock and warrants are each traded on the Nasdaq Global market under the symbols “SCMAU,” “SCMA,” and “SCMAW,” respectively.  Our units commenced public trading on November 1, 2021, and our Class A common stock and warrants commenced public trading on December 17, 2021.

(b)	Holders

On December 31, 2021, there were 1 holder of record of our units, 1 holder of record of our Class A common stock and 3 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination.  The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination.  The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time.  In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.  Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

In connection with the IPO, offering costs amounted to $8,710,365, of which $8,355,535 were charged to temporary equity upon the completion of the Initial Public Offering and $354,830 were expensed to the statement of operations. Other incurred offering costs consisted principally of preparation fees related to the initial public offering.  After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the IPO expenses, $131,950,000 of the net proceeds from our IPO and from the private placement of the private placement warrants was placed in the trust account.

There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in the company’s final prospectus related to the IPO.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Seaport Calibre Materials Acquisition Corp., except where the context requires otherwise.  References to our “management” or our “management team” are to our officers and directors.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.  We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans.  We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

On November 1, 2021, we completed our IPO of 13,000,000 units.  The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $130,000,000 million.  We incurred offering costs of $8,710,365, inclusive of $5,200,000 for the Marketing Fee.

On November 1, 2021, simultaneously with the consummation of our IPO, we completed the private sale of 4,700,000 private placement warrants at a purchase price of $1.50 per warrant to our sponsor, generating gross proceeds to us of $7,050,000 million.

Upon the closing of our IPO, an aggregate of $131,950,000 of the net proceeds from our IPO and the private placement was deposited in a trust account established for the benefit of our public stockholders (the “trust account”).

If we are unable to complete our initial business combination by February 1, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended).  The representative of the underwriters has agreed to waive its rights to the Marketing Fee held in the trust account in the event we do not complete our initial business combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended) and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares.  In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

Our amended and restated certificate of incorporation provides that we will have only 15 months from the closing of our IPO, or 18 months if the period of time to consummate a business combination is extended (or until February 1, 2023, or May 1, 2023 if the period of time to consummate a business combination is extended) to complete our initial business combination.  If we are unable to complete our initial business combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by February 1, 2023, (or May 1, 2023 if the period of time to consummate a business combination is extended).

Results of Operations and Known Trends or Future Trends

We have neither engaged in any significant operations nor generated any operating revenue to date.  Our only activities from inception related to our formation and our IPO, and since the closing of IPO, the search for a prospective initial business combination.  Although we have not generated operating revenue, we have generated non-operating income in the form of investment income from investments held in the trust account.  We expect to incur increased expenses as a result of being a public company, as well as costs in the pursuit of an initial business combination.

We classify the warrants issued in connection with our IPO as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period.  This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ending December 31, 2021, we had net income of $2,045,199, which consisted of $11,120 of interest earned on the balance of the trust account and $2,811,682 change in fair value of the warrants, offset by $637,329 in general and administrative expenses, and $140,274 in franchise tax expense.

Liquidity and Capital Resources

On November 1, 2021, we consummated our initial public offering (“IPO”) of 13,000,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share.  The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $130,000,000. Underwriters were granted a 45-day option to purchase additional units that expired unexercised on December 11, 2021.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,700,000 warrants (each, a “private placement warrant” and collectively, the “private placement warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Seaport Global Asset Management, LLC (“SGAM”) and Calibre Group, LLC (“Calibre Group”) (collectively, the “sponsors”) and certain of their controlled affiliates, generating gross proceeds of $7,050,000 (“private placement”).

A total of $131,950,000 of the net proceeds from the IPO and the Private Placement was placed in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Trust Company acting as trustee.

As of December 31, 2021, we had $552,302 in our operating account held outside of the Trust Account and working capital of $964,515 (including $140,274 of tax obligations).

Through December 31, 2021, our liquidity needs have been satisfied through $400,000 in loans from SGAM and the net proceeds from the private placement not held in the trust account.  The balance of $400,000 in loans was paid in full at the closing of our IPO on November 1, 2021.

For the year ended December 31, 2021, cash used in operating activities was $1,037,333, which was primarily a result of net income of $2,045,199, interest earned on the balance of the Trust Account of $11,120, change in fair value of warrant liabilities of ($2,811,682), and changes in operating assets and liabilities, which used $614,560 of cash from operating activities.

Based on the foregoing, we expect that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of our initial business combination or one year from this filing. However, there is no commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available.  Over this time period, these funds will be used for payment of general and administrative expenses as well as expenses associated with identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses and structuring, negotiating and consummating our initial business combination.

Related Party Transactions

Founder Shares

In connection with the formation of the Initial LLC in 2019, and for additional consideration in 2020, SGAM received 100% of its limited liability company interests for nominal consideration of $479.  As part of the conversion of the Initial LLC in April 2021, the limited liability company interests held by SGAM were converted into 5,750,000 founder shares, of which 3,267,500 were transferred to Calibre and certain initial stockholders in June 2021 (including the transfer of 287,500 shares to Stephen Smith) and 503,125 transferred to certain other initial stockholders in July 2021 for an aggregate purchase price of $27,019 (or $0.007 per share).  In July 2021, our initial stockholders forfeited an aggregate of 1,437,500 shares (including the forfeiture of 71,875 shares by Stephen Smith), thereby resulting in 4,312,500 remaining founder shares.  Subsequently, in September 2021, certain initial stockholders transferred an aggregate of 464,620 founder shares to Calibre and its controlled affiliates, including 31,110 shares transferred by Stephen Smith, resulting in 184,515 shares and 1,430,875 shares held by Stephen Smith and SGAM respectively.  In October 2021, our initial stockholders forfeited an aggregate of 575,000 shares (including 51,252 shares by Stephen Smith), thereby resulting in 3,737,500 remaining founder shares.  Also in October 2021, certain initial stockholders transferred an aggregate of 222,647 founder shares to Calibre and its controlled affiliates, including 17,769 transferred by Stephen Smith, resulting in 115,494 shares and 1,231,730 shares held by Stephen Smith and SGAM, respectively.  The underwriters did not exercise the over-allotment option, and as a result, 487,500 additional shares were forfeited, resulting in 100,429 and 1,071,070 shares held by Stephen Smith and SGAM, respectively.

Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.  Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares.

Private Placement Warrants

Simultaneously with the consummation of our IPO, we completed the private placement of warrants to our sponsors, generating gross proceeds of $7,050,000 million.  Each private placement warrant is exercisable for one share of our Class A common stock at an exercise price of $11.50 per share.  A portion of the purchase price of the private placement warrants was added to the proceeds from our initial public offering held in the trust account.  If our initial business combination is not completed by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended), the proceeds from the sale of the private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement parrants will expire worthless.  The private placement warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees.

Our sponsors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of our initial business combination.

Promissory Note – Related Party

In May 2021, SGAM agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”).  The non-interest bearing Note was repaid upon completion of the IPO on November 1, 2021.

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to an affiliate of our sponsors.  Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation.  We incurred approximately $20,000 for expenses in connection with such services for the year ending December 31, 2021, which is reflected in the accompanying statements of operations.

Critical Accounting Policies and Estimates

Investments Held in Trust Account

Our portfolio of investments held in trust account are comprised mainly of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities.  Trading securities are presented on the balance sheets at fair value at the end of each reporting period.  Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in Trust Account in our statement of operations.  The fair value for trading securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity.  At all other times, common stock is classified as stockholders’ deficit.  The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.  Accordingly, at December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”).  The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.  This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.  For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.  Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes.  ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2019-12, effective January 1, 2022, is not expected to have a material impact on the Company’s financial statements and related footnote disclosures.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, as of December 31, 2021.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law.  The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies.  We qualify as an “emerging growth company” and under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies.  We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We intend to take advantage of the benefits of this extended transition period.  We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 26, 2024, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination.  We have engaged in limited operations and have not generated any revenues.  We have not engaged in any hedging activities during the year ended December 31, 2021.  We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the IPO and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness described below.

Material Weakness

The Company currently has a material weakness in its policies and procedures regarding financial period closure and financial statement preparation, in that such policies and procedures were not sufficiently documented and formalized to ensure that financial information and financial statements could be prepared accurately, efficiently and timely in accordance with U.S. GAAP and the SEC’s reporting requirements.

Generally, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met.  Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud.  Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”).  Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.)

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Stephen Smith	61	Chairman of the Board
Jim Tumulty	58	Chief Executive Officer and Director
Ed Siegel	61	Chief Financial Officer
Shawn Tumulty	56	Chief Investment Officer
Patrick Murley	54	Director
Robert McMaster	73	Director
Lee Muller	61	Director

Stephen Smith, Chairman of the Board

Stephen C. Smith founded Seaport Global Asset Management LLC (“SGAM”), an SEC registered investment advisor and a wholly-owned subsidiary of Seaport Global Holdings LLC (“Seaport Holdings”), in August 2017.  Mr. Smith currently serves as SGAM’s Chief Executive Officer and Chairman of its Investment Committee and oversees all SGAM’s investing and business activities.  He also serves as the Chairman and Chief Executive Officer of Seaport Global Acquisition Corp. II, a special purpose acquisition company that complete its initial public offering on November 17, 2021.  Additionally, Mr. Smith was the Chairman and Chief Executive Officer of Seaport Global Acquisition Corp., which completed its initial public offering in December 2020 and completed a business combination with Redbox Entertainment, Inc. in October 2021.  In April 2001, Mr. Smith co-founded The Seaport Group LLC (currently known as SGH), which is a full-service, mid-sized independent investment bank that offers capital markets advisory, sales, trading and research services.  Prior to that, from December 1999 to March 2001, Mr. Smith was a Managing Director at Amroc Securities, LLC, a financial service firm, where he focused on distressed sales and trading.  In June 1991, he co-founded a distressed debt broker-dealer, Libra Investments, Inc., which was acquired by U.S. Bancorp in January 1999.  Mr. Smith began his career at Merrill Lynch in 1982 and from 1984 to 1988 he ran the taxable fixed income trading desk for its unit trust department.  In addition, Mr. Smith worked as a salesperson at S.N. Phelps & Co., a financial management firm, from 1988 to 1989 and Jefferies & Company, a financial services company, from 1989 to 1991.

Jim Tumulty, Chief Executive Officer

Jim Tumulty has over 35 years’ experience in the financial sector and has worked across a broad range of services including restructuring, capital markets, corporate finance, and M&A.  Prior to founding Calibre Group in 2014, Mr. Tumulty spent the previous two years, approximately, at The Seaport Group (the predecessor to Seaport Holdings) and approximately eight years previously at Raymond James & Associates, where he led a team of professionals focused on investment banking services for the steel, paper and manufacturing industries.  Mr. Tumulty has served as CEO of Morgan Joseph’s Broker/Dealer and ran the High Yield, Distressed Debt, and “Difficult Financing” groups.  He also started and ran the steel industry banking practice at Morgan Joseph.  Mr. Tumulty was a director and shareholder at Libra and ran the High Yield Trading Desk and Distressed Debt effort at Libra Securities.  Mr. Tumulty played key roles in the Distressed and Restructuring groups at Paine Webber, Scotia Capital and Nat West Bank.  Mr. Tumulty began his career in the International Fixed Income Department at Drexel Burnham Lambert.  Mr. Tumulty is Chairman of the Board of Directors of Miami Valley Steel Services, and is a significant shareholder.  Mr. Tumulty was a founding shareholder of New Star Metals (now Material Sciences Corporation), a rapidly growing steel processing concern.  He served as an advisor on the Material Sciences Corporation management-led buyout, and served on its board from 2017 until its sale in 2019.  Mr. Tumulty serves on the Board of Directors of Specialty Steel Holdings (formally known as Optima Specialty Steel), and formerly served on the Board of Directors of Hunters Specialties Products, a leading outdoor apparel, equipment and accessory company from 2014 to 2017, as well as formerly serving on the Board of Directors of Esmark from 2004 to 2008.  Mr. Tumulty received his B.A. from Temple University in 1987 and his J.D. from New York Law School in 1995.  Mr. Tumulty is the brother of Shawn Tumulty.

Ed Siegel, Chief Financial Officer

Ed Siegel has over 30 years of experience in investment banking and financial analysis.  Prior to founding Calibre Group in 2014 he spent the prior twelve years as an executive in Steel and Industrial Banking groups at the Seaport Group and Raymond James & Associates.  He also was Manager of High Yield and Corporate Fixed Income desk analysts following three and one-half years as manager of High Yield Research at TD Securities’ New York office where he led TD’s Industrial Research efforts.  Prior to TD, Mr. Siegel was a High Yield Research Analyst at Lehman Brothers for two and one-half years.  Mr. Siegel followed the Paper & Forest Products Industry, the Packaging Industry and the Steel Industry for Lehman Brothers High Yield Fixed Income group.  Mr. Siegel’s prior experience includes similar roles at Scotia Capital Markets and Lehman Brothers.  Mr. Siegel’s areas of expertise include Paper & Forest Products companies, Packaging companies, Steel companies, Cable Television companies, Automotive parts companies and General Industrial companies.  Mr. Siegel was appointed to the Board of Directors at Miami Valley Steel Services in 2014.  Mr. Siegel achieved an Institutional Investor ranking for his work in the Paper & Forest Products Industry in 1997 and still remains highly regarded by institutional investors.  Mr. Siegel has an undergraduate degree from Tufts University (1982) and earned his CFA designation in 1991.

Shawn Tumulty, Chief Investment Officer

Shawn Tumulty brings a unique skill set developed over his 31 year career as a restructuring professional, portfolio manager, and investor spanning the high yield, distressed debt, merger arbitrage, value equity, and private equity asset classes.  During his 20 years at Franklin Mutual Advisers, LLC, in his roles as analyst, portfolio manager, head of distressed debt investing, and Vice President of the adviser, he negotiated many of the largest and most complex bankruptcy and out-of-court restructurings as a lead investor or creditor committee member, and often as a member of the steering committee.  These restructurings include Finova, Comdisco, Pacific Gas & Electric, Adelphia Communications, CIT, Trump, Caesars, iHeart (also known as Clear Channel Communications), Cumulus, Frontier Communications, and Windstream.  While his restructuring experience is broad-based and spans numerous industries, Mr. Tumulty’s private equity investments are more focused on the steel and industrial sectors where he worked on names including International Steel Group, a groundbreaking steel industry roll-up initiated through a series of Bankruptcy Code Section 363 asset sales that required significant operational restructuring before eventually being sold to Mittal, and Esmark, a roll-up of the several steel service center businesses that eventually merged with Wheeling Pittsburgh and sold to Severstal.  Prior to joining Franklin Mutual Advisors in 2000, Mr. Tumulty was a member of the distressed debt investment sleeve at Hamilton Partners, Ltd, a Bermuda-based hedge fund, from 1998 to 1999.  From 1992 to 1998, Mr. Tumulty was an analyst, investor, and ultimately the leader of Proprietary Investment Group at Bankers Trust Company, deploying bank capital in the value equity, merger arbitrage, and distressed debt asset classes seeking asymmetric risk-adjusted returns.  Mr. Tumulty began his career in 1989 as a desk analyst in the high yield department at Kidder Peabody & Company.  Mr. Tumulty’s previous board experience includes Esmark and Motor Coach Industries.  Mr. Tumulty received his B.A. in Economics from Wagner College in 1989.  Mr. Tumulty is the brother of Jim Tumulty.

Patrick Murley, Director

Patrick Murley is a Partner of Sky Island Capital.  Mr. Murley is responsible for overseeing the operations of all of Sky Island’s portfolio companies and sits on the firm’s Investment Committee.  Mr. Murley is also the Chairman and Chief Executive Officer of Material Sciences Corporation.  He has been the CEO of Material Sciences and its predecessor companies since it was acquired by Severstal in September 2008.  Prior to leading Material Sciences, Mr. Murley was Severstal’s Vice President of Strategy and Business Development.  He also spent twenty years at Worthington Industries in various capacities, serving as Vice President of Steel Operations for his last six years with the company.  Mr. Murley currently serves on the boards of Material Sciences, Special Steel Works Inc., and Miami Valley Steel Service Inc.  He was previously a board member of Atlas Paper Mills until it was successfully sold to a strategic acquirer.  Mr. Murley has worked with several private equity companies including Aurora Capital, Insight Equity, and Peak Rock Capital.  Mr. Murley earned his MBA with distinction from the Ross School of Business at the University of Michigan.  He also graduated cum laude with a BS in Metallurgical Engineering from Ohio State University.

Robert McMaster, Director

Robert McMaster is the Chairman of Sally Beauty Holdings, Inc. (NYSE: SBH), a retail and distribution company with nearly 5,000 locations focused on professional hair, nail and cosmetic products.  He retired in October 2020 after 14 years as a director of Carpenter Technology Corporation, a manufacturer of specialty metal alloys and provider of additive manufacturing solutions in the SMMP sector.  He previously served as Senior Financial Advisor to the CEO of Worthington Industries, Inc. from October 2008 to May 2013.  He also was a director of American Eagle Outfitters, Inc. from May 2003 to June 2006 and Dominion Homes, Inc. from May 2006 to May 2008.  He spent 27 years, from 1970 to 1997, with KPMG LLP, including holding positions as the Ohio Area Managing Partner and a member of the firm’s Management Committee.  He also served as CEO of Westward Communications, LLC and Westward Communications, LP, as well as its successor companies ASP Westward, LLC and SP Westward, LP, from 1997 to 2005.

Lee Muller, Director

Lee Muller has served in various executive and advisory capacities since October 2020 at CWP Global and its affiliates, an international renewable energy developer and global pioneer in the development of ultra large green hydrogen hubs.  Between June 2020 and June 2021, Mr. Muller was an advisor to Morgan Stanley Infrastructure Partners in connection with investments in the water sector.  Mr. Muller served as Senior Vice President and Chief Financial Officer of AquaVenture Holdings Limited (NYSE: WAAS) between October 2014 and April 2020, prior to its acquisition by Culligan.  He was also the Senior Vice President and Chief Financial Officer of AquaVenture Holdings’ Seven Seas Water business from December 2013 through April 2020.  From October 2005 to December 2012, Mr. Muller served in various executive capacities, including Executive Vice President and Chief Financial Officer, at ContourGlobal plc, a developer, owner and operator of electric power businesses.  Mr. Muller was also an investment banker with Goldman Sachs & Co. LLC for over 10 years where he specialized in international project finance. Mr. Muller holds a B.S. in Accounting and Finance from Boston University and an M.B.A. from the University of Chicago.

Number and Terms of Office of Officers and Directors

We have five directors.  Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.  In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.  The term of office of the first class of directors, consisting of Mr. Muller, will expire at our first annual meeting of stockholders.  The term of office of the second class of directors, consisting of Messrs. McMaster and Tumulty will expire at the second annual meeting of stockholders.  The term of office of the third class of directors, consisting of Messrs. Smith and Murley, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.  Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.  Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Our sponsors, upon and following consummation of an initial business combination, are entitled to nominate three individuals for election to our board of directors, as long as the sponsors hold any securities covered by the registration and shareholder rights agreement.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  Our board of directors has determined that each of Messrs. Murley, McMaster and Muller are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.  Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us.  We have agreed to pay an affiliate of our sponsors a total of $10,000 per month for office space, utilities and secretarial and administrative support.  Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.  No compensation of any kind, including any finder’s fee, reimbursement or consulting fee, will be paid by us to our initial stockholders, officers and directors, or any affiliate of our initial stockholders or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).  However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  We do not have a policy that prohibits our initial stockholders, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business.  Our audit committee will review on a quarterly basis all payments that were made to our initial stockholders, officers or directors, or our or their affiliates.  Any such payments prior to an initial business combination will be made using funds held outside the trust account.  Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company.  All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination.  We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management.  It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation.  Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination.  The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination.  We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee.  Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors.  Messrs. Murley, McMaster and Muller serve as members of our audit committee, and Mr. McMaster chairs the audit committee.  Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.  Each of Messrs. Murley, McMaster and Muller meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. McMaster qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors.  Messrs. Murley and Muller serve as members of our compensation committee.  Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.  Each of Messrs. Murley and Muller are independent and Mr. Murley chair the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsors of $10,000 per month, for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination.  Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.  However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules.  In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors.  The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee.  The directors who will participate in the consideration and recommendation of director nominees are Messrs.  Murley, McMaster and Muller.  In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent.  As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders).  Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess.  In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.  You will be able to review this document, along with our audit and compensation committee charter by accessing our website.  In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us.  We have agreed to pay an affiliate of our sponsors a total of $10,000 per month for office space, utilities and secretarial and administrative support.  Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.  No compensation of any kind, including any finder’s fee, reimbursement or consulting fee, will be paid by us to our sponsors, officers and directors, or any affiliate of our sponsors or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).  However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  We do not have a policy that prohibits our sponsors, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business.  Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officers or directors, or our or their affiliates.  Any such payments prior to an initial business combination will be made using funds held outside the trust account.  Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company.  All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination.  We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management.  It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation.  Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination.  The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination.  We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2021, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Seaport Calibre Materials Acquisition Corp. (as successor to AMFCO-420 LLC) (the “Company”) is a blank check company incorporated as a Delaware corporation as a result of the conversion of a Limited Liability Company (“LLC”) in April 2021, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which is referred to throughout this Annual Report on Form 10-K as the “Business Combination.” On April 19, 2021 AMFCO-420 LLC, a Delaware Limited Liability Company, converted to a Delaware Corporation, and changed its name to “Seaport Calibre Materials Acquisition Corp.” AMFCO-420 LLC was originally incorporated on May 15, 2019.

The following table presents the number of shares and percentage of our common stock owned by our initial stockholders as of March 14, 2022.  As of December 31, 2021, there are 16,250,000 shares of our common stock, consisting of (i) 13,000,000 shares of our Class A common stock and (ii) 3,250,000 shares of our Class B common stock, issued and outstanding.

	Common Stock
	Number of
	Shares	% of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)	Common Stock
Seaport Global Asset Management, LLC (3)	1,071,070	6.6%
Stephen C. Smith (3)	1,171,499	7.2%
Calibre Group, LLC	1,403,616	8.6%
Jim Tumulty(4)	1,504,045	9.3%
Ed Siegel(4)	1,453,832	8.9%
Shawn Tumulty	100,429	* %
Patrick Murley	100,429	* %
Lee Muller	100,429	* %
Robert McMaster	100,429	* %
All executive officers and directors as a group (7 individuals)	3,127,476	19.2%
BIP GP LLC (5)	1,287,000	7.9%
Beryl Capital Management LLC (6)	1,116,664	6.9%
Highbridge Capital Management, LLC(7)	1,192,013	7.3%
Kepos Capital LP(8)	975,000	6.0%
Shaolin Capital Management, LLC(9)	725,000	4.5%
Fort Baker Capital Management LP(10)	762,000	4.7%
Centiva Capital, LP(11)	677,411	4.2%
*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Seaport Calibre Materials Acquisition Corp., 360 Madison Avenue, 20th Floor, New York, NY 10017.
(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)

Stephen Smith, our Chairman, is the Chief Executive Officer of Seaport Global Asset Management, LLC. By virtue of this relationship, Mr. Smith may be deemed to have or share beneficial ownership of the securities held of record by SGAM.  Mr. Smith disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(4)

Jim Tumulty and Ed Siegel, our Chairman, are Co-Managers of Calibre Group.  By virtue of this relationship, Mr. Tumulty and Mr. Siegel may be deemed to have or share beneficial ownership of the securities held of record by Calibre Group.  Mr. Tumulty and Mr. Siegel disclaim any such beneficial ownership except to the extent of their pecuniary interest.

(5)

According to Schedule 13G/A filed with the SEC on January 28, 2022 by BIP GP LLC, a Delaware limited liability company (“BIP GP”), Weiss Asset Management LP, a Delaware limited partnership ("Weiss Asset Management"), WAM GP LLC, a Delaware limited liability company (“WAM GP”), and Andrew M. Weiss, Ph.D., a United States citizen (“Andrew Weiss”). The foregoing persons are hereinafter sometimes collectively referred to as the (“Reporting Persons.”) The address of the principal business office of each of the Reporting Persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein.

(6)

According to Schedule 13G/A filed with the SEC on February 11, 2022 by Beryl Capital Management LLC, a Delaware limited liability company (“Beryl”), Beryl Capital Management LP, a Delaware limited partnership (“Beryl GP”), Beryl Capital Partners II LP, a Delaware limited partnership (the “Partnership”) and David A. Witkin, an American citizen (collectively, the “Filers”). Each Filer disclaims beneficial ownership of the Stock except to the extent of that person’s pecuniary interest therein. The address of the principal business office of each of these entities and individual is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.  Beryl is the investment adviser to the Partnership and other private investment funds (collectively, the “Funds”) and other accounts. Beryl is the general partner of Beryl GP, which is also the general partner of one or more of the Funds. Mr. Witkin is the control person of Beryl and Beryl GP. The Funds hold the Stock for the benefit of their investors, and the Funds and Beryl’s other clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Stock. Other than the Partnership, no individual client's holdings of the Stock are more than five percent of the outstanding Stock.

(7)

According to Schedule 13G/A filed with the SEC on February 9, 2022 by Highbridge Capital Management, LLC, a Delaware limited liability Company (“Reporting Person”). The principal business address of the Reporting Person is 277 Park Avenue, 23rd Floor, New York, New York, 10172. As of November 12, 2021, the Reporting Person as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the 1,192,013 shares of Class A Common Stock held by the Highbridge Funds.

(8)

According to Schedule 13 G filed with the SEC on February 4, 2022 by Kepos Capital LP (the “Kepos”), a Delaware limited partnership, and the investment adviser to certain funds and accounts (the “Kepos Funds”), with respect to the shares of Class A Common Stock directly held by the Kepos Funds; and Mr. Mark Carhart (“Mr. Carhart”), the managing member of Kepos Capital GP LLC, the general partner of Kepos, with respect to the shares of Class A Common Stock directly held by the Kepos Funds. The principal business address of Kepos and Mr. Carhart is 11 Times Square, 35th Floor, New York, New York 10036.

(9)

According to Schedule 13G filed with the SEC on February 11, 2022 by Shaolin Capital Management, LLC a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. The address of the business office of Shaolin Capital Management, LLC is 7610 NE 4th Court, Suite 104 Miami FL 33138.

(10)

According to Schedule 13G filed with the SEC on February 14, 2022 by Fort Baker Capital Management LP, Steven Patrick Pigott, and Fort Baker Capital, LLC (collectively referred to herein as the “Reporting Persons”). The principal business address of the Reporting Persons is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94938. Fort Baker Capital Management LP directly holds 762,000 Shares. Steven Patrick Pigott acts as Limited Partner/Chief Investment Officer for Fort Baker Capital Management LP. Fort Baker Capital, LLC acts as General Partner for Fort Baker Capital Management LP. The Reporting Persons are filing this Schedule 13G jointly, but not as members of a group, and each disclaims membership in a group. Each also disclaims beneficial ownership of the securities reported herein except to the extent of that person's pecuniary interest therein.

(11)	According to Schedule 13G filed with the SEC on February 14, 2022 by Centiva Capital, LP. The principal business address of Centiva Capital, LP is 55 Hudson Yards, Suite 22A, New York, NY 10001.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In connection with the formation of the Initial LLC in 2019, and for additional consideration in 2020, SGAM received 100% of its limited liability company interests for nominal consideration of $479.  As part of the conversion of the Initial LLC in April 2021, the limited liability company interests held by SGAM were converted into 5,750,000 founder shares, of which 3,267,500 were transferred to Calibre and certain initial stockholders in June 2021 (including the transfer of 287,500 shares to Stephen Smith) and 503,125 transferred to certain other initial stockholders in July 2021 for an aggregate purchase price of $27,019 (or $0.007 per share).  In July 2021, our initial stockholders forfeited an aggregate of 1,437,500 shares (including the forfeiture of 71,875 shares by Stephen Smith), thereby resulting in 4,312,500 remaining founder shares.  Subsequently, in September 2021, certain initial stockholders transferred an aggregate of 464,620 founder shares to Calibre and its controlled affiliates, including 31,110 shares transferred by Stephen Smith, resulting in 184,515 shares and 1,430,875 shares held by Stephen Smith and SGAM respectively.  In October 2021, our initial stockholders forfeited an aggregate of 575,000 shares (including 51,252 shares by Stephen Smith), thereby resulting in 3,737,500 remaining founder shares.  Also in October 2021, certain initial stockholders transferred an aggregate of 222,647 founder shares to Calibre and its controlled affiliates, including 17,769 transferred by Stephen Smith, resulting in 115,494 shares and 1,231,730 shares held by Stephen Smith and SGAM, respectively.   In December 2021, our initial stockholders surrendered 487,500 shares due to underwriters’ failure to exercise their over-allotment option.

At the consummation of our IPO, our sponsors, together with certain of their controlled affiliates, subscribed to purchase an aggregate of 4,700,000 warrants at a price of $1.50 per warrant ($7,050,000 in the aggregate), in a private placement that closed simultaneously with the closing of the IPO.  Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment as described in this report.  The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until the later of 30 days after the completion of our initial business combination or 180 days following our IPO.

Commencing on the consummation of our IPO, we have agreed to pay an affiliate of our sponsors a total of $10,000 per month for office space, utilities and secretarial and administrative support.  Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our initial stockholders, officers and directors, or any affiliate of our initial stockholders or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is).  However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  We do not have a policy that prohibits our initial stockholders, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business.  Our audit committee will review on a quarterly basis all payments that were made to our initial stockholders, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed.  There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our initial stockholders or an affiliate of our initial stockholders or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required.  If we complete an initial business combination, we would repay such loaned amounts.  In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.  Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender.  The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.  We do not expect to seek loans from parties other than our initial stockholders or an affiliate of our initial stockholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders.  It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Policy

Our audit committee must review and approve any related person transaction we propose to enter into.  Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders.  A summary of such policies and procedures is set forth below.

Any potential related party transaction that is brought to the audit committee’s attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction.  At its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;
●	whether there are business reasons for us to enter into the transaction;
●	whether the transaction would impair the independence of an outside director; and
●	whether the transaction would present an improper conflict of interest for any director or executive officer.

Any member of the audit committee who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the transaction.  Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm is EisnerAmper LLP, New York, New York, PCAOB ID: 274.

The following is a summary of fees paid or to be paid to EisnerAmper LLP, or EisnerAmper, for services rendered.

Audit Fees.  During the year ended December 31, 2021, EisnerAmper billed approximately $234,350 for the services it performed in connection with our initial public offering, financial statement review and audits.

Audit-Related Fees.  During the year ended December 31, 2021, EisnerAmper did not bill for audit-related services.

Tax Fees.  During the year ended December 31, 2021, EisnerAmper did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees.  During the year ended December 31, 2021, there were no fees billed for products and services provided by EisnerAmper other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering.  As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors.  Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

SEAPORT CALIBRE MATERIALS ACQUISITION CORP.

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Seaport Calibre Materials Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Seaport Calibre Materials Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2021

EISNERAMPER LLP

New York, New York

March 30, 2022

SEAPORT CALIBRE MATERIALS ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Cash	$552,302	$—
Prepaid expense	616,779	—
Total current assets	1,169,081	—
Cash and securities held in Trust Account	131,961,120	—
Other assets	202,347	—
Total Assets	$133,332,548	$—

Liabilities and Stockholders’ (Deficit) Equity
Current liability – accounts payable and accrued expenses	$64,292	$—
Franchise tax payable	140,274	—
Total current liabilities	204,566	—
Warrant liability	5,583,535	—
Business combination marketing fee payable	5,200,000	—
Total liabilities	10,988,101	—

Commitments and contingencies (Note 7)

Class A common stock subject to possible redemption, 13,000,000 shares at redemption value of $10.15 per share	131,950,000	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding (less shares subject to possible redemption)	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 shares issued and outstanding at December 31, 2021	325	—
Additional paid-in capital	—	479
Retained earnings	(9,605,878)	(479)
Total stockholders’ (deficit) equity	(9,605,553)	—
Total Liabilities and Stockholders’ (Deficit) Equity	$133,332,548	$—

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

	December 31,	December 31,
	2021	2020
Formation and operating costs	$(637,329)	$300
Franchise tax expense	(140,274)
Loss from operations	(777,603)	(300)

Other income (expense)
Interest income earned on the balance in the Trust Account	11,120	—
Change in fair value of warranty liability	2,811,682	—
Total other income	2,822,802	—

Net income (loss)	$2,045,199	$(300)

Class A allocation of net income as adjusted	$815,492	$—

Class A common stock subject to possible redemption, weighted average shares outstanding, basic and diluted	2,142,857	—
Class A common stock subject to possible redemption, basic and diluted net income (loss) per share	$0.38	$—

Class B allocation of net income as adjusted	$1,229,707	$—
Class B common stock, weighted average shares outstanding, basic and diluted	3,231,284	—
Class B common stock, basic and diluted net income (loss) per share	$0.38	$—

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit) Equity
Balance as of December 31, 2019	—	$—	—	$—	$179	$(179)	$—
Net income (loss)	—	—	—	—	300	(300)	—
Balance – December 31, 2020	—	—	—	—	479	(479)	—
Conversion to Corporation	—	—	5,750,000	575	(479)	(96)	—
Forfeiture of Class B shares	—	—	(2,500,000)	(250)	—	250	—
Sale of 13,000,000 Units and proceeds from Private Placement Warrants, net of underwriting discounts and commissions	—	—	—	—	—	(1,779,608)	(1,779,608)
Offering Costs	—	—	—	—	—	(1,475,927)	(1,475,927)
Initial fair value of warrant liability at issuance date	—	—	—	—	—	(8,395,217)	(8,395,217)
Net income	—	—	—	—	—	2,045,199	2,045,199
Balance as of December 31, 2021	—	$—	3,250,000	$325	$—	$(9,605,878)	$(9,605,553)

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

For the Years Ended

	December 31,	December 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$2,045,199	$(300)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on the balance of the Trust Account	(11,120)	—
Change in fair value of warrant liability	(2,811,682)	—
Transaction costs associated with Initial Public Offering	354,830	—

Changes in operating assets and liabilities:
Prepaid expenses	(616,779)	—
Other assets	(202,347)	—
Accounts payable and accrued expenses	64,292	—
Franchise tax payable	140,274	—
Net cash used in operating activities	(1,037,333)	(300)

Cash flows from investing activities:
Investments held in Trust	(131,950,000)	—
Net cash used in investing activities	(131,950,000)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of offering costs	126,489,635	—
Proceeds from promissory note – related party	400,000	—
Repayment of promissory note – related party	(400,000)	—
Capital contribution for formation and offering costs	—	300
Proceeds from issuance of Private Placement Warrants	7,050,000	—
Net cash provided by financing activities	133,539,635	300

Net change in cash	552,302	—
Cash, beginning of the period	—	—
Cash, end of period	$552,302	$—

Supplemental disclosure of non-cash investing and financing activities:

Forfeiture of Class B shares	$250	—
Value of common stock subject to possible redemption	$131,950,000	—
Business combination marketing fee charged to retained earnings	$5,200,000	—
Initial classification of warrant liability	$8,395,217	—

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Seaport Calibre Materials Acquisition Corp. (as successor to AMFCO-420 LLC) (the “Company”) is a blank check company incorporated as a Delaware corporation as a result of the conversion of a Limited Liability Company (“LLC”) in April 2021, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which is referred to throughout these notes as the “Business Combination.” On April 19, 2021 AMFCO-420 LLC, a Delaware Limited Liability Company, converted to a Delaware Corporation, and changed its name to “Seaport Calibre Materials Acquisition Corp.” AMFCO-420 LLC was originally incorporated on May 15, 2019. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for year ended December 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) which is described below.  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest.  The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.  The Company has selected December 31 as its fiscal year end.

On November 1, 2021, the Company consummated the Initial Public Offering of 13,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which did not include the full exercise by the underwriter of the overallotment option at $10.00 per Unit, generating gross proceeds of $130,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,700,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsors, generating gross proceeds of $7,050,000, which is described in Note 4.

Offering costs amounted to $8,710,365, of which $8,355,535 were charged to temporary equity upon the completion of the Initial Public Offering and $354,830 were expensed to the statement of operations.

Following the closing of the IPO an amount of $131,950,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any business combination marketing fees and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the business combination marketing fees the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company’s Sponsors are Seaport Global Asset Management, LLC (“SGAM”) and Calibre Group, LLC (“Calibre Group”), which have agreed (a) to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.  However, the Sponsors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the business combination marketing feesheld in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15 per Unit.

The Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsors have sufficient funds to satisfy its indemnity obligations. Therefore, the Company cannot assure its stockholders that the Sponsors would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $400,000 from The Seaport Group, LLC in the form of a promissory note, which was repaid in full at the consummation of the IPO and the remaining net proceeds from the IPO and the sale of Private Placement Units.  Following the consummation of the IPO and through the Business Combination, the Company’s liquidity needs are expected to be met with cash outside the Trust Account of $552,302 available for operations.  All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to a Business Combination and is restricted for use either in a Business Combination or to redeem common stock.  As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

The Company anticipates that the $552,302 outside of the Trust Account as of December 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time.  Until consummation of its Business Combination, the Company will be using the funds held in bank accounts and not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company expects that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of these financial statements.  However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination.  Moreover, the Company may need to raise additional capital through loans from its Sponsor, officers, directors, or third parties.  None of the Sponsors, officers or directors are under any obligation to advance funds to, or to invest in, the Company.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses.  The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World.  As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic.  We have concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. In addition, our search for a target company may be impacted by the current hostilities between Russia and Ukraine, inflationary effects, and other similar events and the status of debt and equity markets. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash and Securities held in Trust Account

At December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.  During the year ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations. The Company did not have assets held in the Trust Account as of or during the year ended December 31, 2020.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  Such amortization and accretion is included in the “interest income” line item in the statements of operations.  Interest income is recognized when earned.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”).  The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.  This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.  For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.  Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value.  Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity.  At all other times, common stock is classified as stockholders’ equity.  The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.  Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

As of December 31, 2021, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds of initial public offering	$128,410,911
Less:
Proceeds allocated to public warrants	(4,856,128)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,355,535)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	16,750,752
Class A ordinary shares subject to possible redemption, December 31, 2021	$131,950,000

Offering Costs

Offering costs consist principally of professional and registration fees incurred that are related to the IPO. Offering costs amounted to $8,710,365, of which $8,355,535 were charged to temporary equity upon the completion of the Initial Public Offering and $354,830 were expensed to the statement of operations.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”).  ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.  The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes.  These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.  The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share.  Shares of common stock subject to possible redemption at December 31, 2021, including all of the 13,000,000 Class A common shares issued and outstanding as of December 31, 2021, are included in the calculation of basic net income per common share since such shares participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 4,700,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events.  As a result, diluted net loss per common share is the same as basic net income per common share for the period presented.

Below is a reconciliation of net income per common share:

	For the years ending
	December 31,	December 31,
Basic and diluted net income per common share	2021	2020
Redeemable Class A common stock
Numerator: Net income allocable to Redeemable Class A common stock subject to possible redemption
Allocation of net income as adjusted	$815,492	$—
Denominator:
Basic and diluted weighted average shares outstanding	2,142,857	—
Basic and diluted net income per share, Redeemable Class A common stock	$0.38	$—
Non-Redeemable Class B common stock
Numerator: Net income allocable to Class B common stock
Allocation of net income as adjusted	$1,229,707	$—
Denominator
Basic and diluted weighted average shares outstanding	3,231,284	—
Basic and diluted net income per share, non-redeemable Class B common stock	$0.38	$—

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes.  ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2019-12, effective January 1, 2022, is not expected to have a material impact on the Company’s financial statements and related footnote disclosures.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, on November 1, 2021, the Company sold 13,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,700,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or $7,050,000 in the aggregate.  Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share.  The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account.  If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

In connection with the formation of the Initial LLC in 2019, and for additional consideration in 2020, SGAM received 100% of its limited liability company interests for nominal consideration of $479. As part of the conversion of the Initial LLC in April 2021, the limited liability company interests held by SGAM were converted into 5,750,000 founder shares, of which 3,267,500 were transferred to Calibre Group and certain other initial stockholders in June 2021 (including the transfer of 287,500 shares to Stephen Smith) and 503,125 transferred to certain other initial stockholders in July 2021 for an aggregate purchase price of $27,019 (or $0.007 per share). In July 2021, our initial stockholders forfeited an aggregate of 1,437,500 shares (including the forfeiture of 71,875 shares by Stephen Smith), thereby resulting in 4,312,500 remaining founder shares. Subsequently, in September 2021, certain initial stockholders transferred an aggregate of 464,620 founder shares to Calibre Group and its controlled affiliates, including 31,110 shares transferred by Stephen Smith, resulting in 184,515 shares and 1,430,875 shares held by Stephen Smith and SGAM respectively. In October 2021, our initial stockholders forfeited an aggregate of 575,000 shares (including 51,252 shares by Stephen Smith), thereby resulting in 3,737,500 remaining founder shares. Also in October 2021, certain initial stockholders transferred an aggregate of 222,647 founder shares to Calibre Group and its controlled affiliates, including 17,769 transferred by Stephen Smith, resulting in 115,494 shares and 1,231,730 shares held by Stephen Smith and SGAM, respectively. The underwriters did not exercise the over-allotment option, and as a result, 487,500 additional shares were forfeited, resulting in 3,250,000 founder shares outstanding, of which 100,429 and 1,071,070 shares are held by Stephen Smith and SGAM, respectively, as of December 31, 2021.

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

Promissory Note and Advances — Related Party

In May 2021, SGAM agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of May 13, 2022 or the completion of the Initial Public Offering. The outstanding balance under the Note was repaid on November 1, 2021. At December 31, 2021, there were no borrowings outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”).  Such Working Capital Loans would be evidenced by promissory notes.  The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant.  The warrants will be identical to the Private Placement Warrants.  In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.  At December 31, 2021 and 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement, commencing on November 1, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsors a total of $10,000 per month for office space, utilities and secretarial and administrastive support.  Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.  As of December 31, 2021, the Company has paid an aggregate of $20,000.

Note 6 — Cash and Securities Held in Trust Account

As of December 31, 2021, investment in the Company’s Trust Account consisted of $362 in Cash and Sweep Funds and $131,960,758 in U.S. Treasury Securities.  The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.  The carrying value approximates the fair value due to its short-term maturity.  The carrying value, excluding gross unrealized holding gains and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying
	Value as of	Gross	Gross	Fair Value as
	December 31,	Unrealized	Unrealized	of December
	2021	Gains	(Losses)	31, 2021
U.S. Money Market	$362	$—	$—	$362
U.S. Treasury Securities	131,960,758	11,753	(13,614)	131,958,897
	$131,961,120	$11,753	$(13,614)	$131,959,259

Note 7 — Commitments & Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on October 29, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock).  The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriter is entitled to a business combination marketing fee of $5,200,000 in the aggregate.  This deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.  At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 13,000,000 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 0 shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2021, there were 3,250,000 Class B common stock issued and outstanding. At December 31, 2020, there were 0 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).  The Company may issue additional common stock or preferred stock to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

Note 9 – Warrant Liability

The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Public Warrants will become exercisable 30 days after the consummation of a Business Combination.  No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common shares issuable upon exercise of the Public Warrants and a current prospectus relating to such common shares.  Notwithstanding the foregoing, if a registration statement covering the Class A common shares issuable upon the exercise of the Public Warrants is not effective within 60 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.  If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis.  The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 — The Company may call the Public Warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.10 per warrant:

●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” (as defined below) of our Class A common stock except as otherwise described below;
●	if, and only if, the closing price of our Class A common stock equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Redeemable Warrants — Public Stockholders’ Warrants — Anti-dilution adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders; and
●	if the closing price of our Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before we send notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants —

Public Stockholders’ Warrants — Anti-dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.  However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price.  Additionally, in no event will the Company be required to net cash settle the Public Warrants.  If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants.  Accordingly, the warrants may expire worthless.  If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.  Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees.  If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 10 – Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$133,840	$63
Federal Net Operating loss	27,122	—
Total deferred tax asset	160,962	63
Valuation allowance	(160,962)	(63)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(160,962)	(63)
State
Current	—
Deferred	—
Change in valuation allowance	160,962	63
Income tax provision	$—	$—

As of December 31, 2021, the Company had $27,122 of U.S. federal net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.  For the year ended December 31, 2021, the change in the valuation allowance was $160,962. For the year ended December 31, 2020 the change in valuation allowance was $63.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	(28.9)%	0.0%
Change in valuation allowance	7.9%	(21.0)%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 11 — Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date.  In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value.  ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability.  These inputs are further defined as observable and unobservable inputs.  Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not being applied.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet.  The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of December 31, 2021 and 2020 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There was no such assets and liabilities measured at fair value on a recurring basis at December 31, 2020.

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$362	$362	$—	$—
U.S. Treasury Securities held in Trust Account	131,960,758	131,960,758	—	—
	$131,961,120	$131,961,120	$—	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability – Public Warrants	$3,218,150	$3,218,150	$—	$—
Warrant Liability – Private Placement Warrants	2,365,385	—	—	2,365,385
	$5,583,535	$3,218,150	$—	$2,365,385

The warrant liabilities are measured at fair value at inception and remeasured at every measurement date, with changes in fair value shown in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Public Warrants and Private Placement Warrants on November 1, 2021, the date the Company consummated its Initial Public Offering, using a Monte Carlo simulation model.  The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date.

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at initial measurement:

	November 1, 2021	December 31, 2021
Input	(Initial Measurement)
Risk-free interest rate	1.35%	1.35%
Expected term (years)	6.12	5.94
Expected volatility	12.6%	9.5%
Stock price	$9.63	$9.72

As of November 1, 2021, the Public Warrants and Private Placement Warrants were determined to be $0.75 and $0.75 per warrant, respectively, for aggregate values of approximately $4.9 million and $3.5 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis.  The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as December 31, 2021 is classified Level 3 due to the use of unobservable inputs.

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be $0.50 and $0.50 per warrant for aggregate values of approximately $3.2 million and $2.4 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Total Warrant
	Placement	Public	Liabilities
Fair value as of November 1, 2021	$—	$—	$—
Initial measurement on November 1, 2021	3,539,089	4,856,128	8,395,217
Change in valuation inputs or other assumptions	(1,173,704)	(1,637,978)	(2,811,682)
Fair value as of December 31, 2021	$2,365,385	$3,218,150	$5,583,535

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on November 2, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement filed on Form S-1 filed with the SEC on July 19, 2021)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 19, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 19, 2021)
4.4

Warrant Agreement, dated November 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. Warrant Agreement, dated October 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2021)

4.5	Description of Registered Securities*
10.1

Promissory Note, dated May 13, 2021, issued to Seaport Global Asset Management, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 19, 2021)

10.2

Letter Agreement, dated November 1, 2021, by and among the Company, B. Riley Principal Investments, LLC its officers, its directors and the Sponsor. Letter Agreement, dated October 27, 2021 by and between the Company, SGAM Sponsor Sub, LLC, Calibre Sponsor Sub, LLC and each of the initial stockholders, directors and officers of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2021)

10.3

Investment Management Trust Agreement, dated October 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2021)

10.4	Registration and Shareholder Rights Agreement, dated October 27, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed with the SEC on November 2, 2021)
10.5

Administrative Support Agreement, dated October 27, 2021, by and between the Company and Calibre Group, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2021)

10.6

Private Placement Warrants Purchase Agreement, by and between the Company and SGAM Sponsor Sub, LLC, dated October 27,2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2021)

10.7

Private Placement Warrants Purchase Agreement, dated October 27, 2021, by and between the Company and Calibre Sponsor Sub, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2021)

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2021)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herein

** Furnished herewith

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	Seaport Calibre Materials Acquisition Corp.

	By:	/s/ James Tumulty
	Name:	James Tumulty
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Stephen C. Smith	Non-executive Chairman of the Board	March 30, 2022
Stephen C. Smith
/s/ James Tumulty	Chief Executive Officer	March 30, 2022
James Tumulty	(Principal Executive Officer)
/s/ Edward Siegel	Chief Financial Officer	March 30, 2022
Edward Siegel	(Principal Financial and Accounting Officer)
/s/ Robert McMaster	Director	March 30, 2022
Robert McMaster
/s/ Lee Muller	Director	March 30, 2022
Lee Muller
/s/ Patrick Murley	Director	March 30, 2022
Patrick Murley