Form 10-Q
period 2022-03-31
Seaport Calibre Materials Acquisition Corp.
filed 2022-05-13
CIK 1863428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 12, 2022, 3,250,000 shares of Class B common stock, par value $0.0001 per share, and 13,000,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$209,610	$552,302
Prepaid expenses	658,564	616,779
Total current assets	868,174	1,169,081
Cash and Securities held in Trust account	131,977,802	131,961,120
Other assets	50,588	202,347
Total assets	$132,896,564	$133,332,548

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$103,100	$64,292
Franchise tax payable	48,817	140,274
Total current liabilities	151,917	204,566
Business combination marketing fee payable	5,200,000	5,200,000
Warrant liability	2,958,272	5,583,535
Total liabilities	8,310,189	10,988,101

Commitments and contingencies (Note 7)
Class A common stock subject to possible redemption, 13,000,000 shares at redemption value of $10.15 per share	131,950,000	131,950,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding excluding shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 issued and outstanding as of March 31, 2022, and December 31, 2021	325	325
Additional paid-in capital	—	—
Accumulated deficit	(7,363,950)	(9,605,878)
Total stockholders’ deficit	(7,363,625)	(9,605,553)
Total Liabilities and Stockholders’ Deficit	$132,896,564	$133,332,548

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Operating expense:
General and administrative expenses	$348,287	$—
Franchise tax expense	51,730	—
Loss from operations	(400,017)	—
Other income:
Change in fair value of warranty liability	2,625,263	—
Interest income earned on the balance in the Trust Account	16,682	—
Total other income	2,641,945	—

Net income	$2,241,928	$—

Class A common stock subject to redemption, allocation of net income as adjusted	$1,793,542	$—
Class A common stock subject to redemption, weighted average shares outstanding, basic and diluted	13,000,000	—
Class A common stock subject to redemption, basic and diluted net income per common shares	$0.14	—

Class B allocation of net income as adjusted	$448,386	$—
Class B weighted average shares outstanding, basic and diluted	3,250,000	—
Class B basic and diluted net income per common share	$0.14	$—

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A
	common stock				Additional		Total
	subject to possible redemption		Class B		paid-in		Stockholders’
	Shares	Amount	Shares	Amount	capital	Accumulated deficit	Deficit
Balance - December 31, 2020	—	$—	—	$—	$479	$(479)	$—
Net income	—	—	—	—	—	—	—
Balance – March 31, 2021	—	$—	—	$—	$479	$(479)	$—

Balance - December 31, 2021	13,000,000	$131,950,000	3,250,000	$325	$—	$(9,605,878)	$(9,605,553)
Net income	—	—	—	—	—	2,241,928	2,241,928
Balance - March 31, 2022	13,000,000	$131,950,000	3,250,000	$325	$—	$(7,363,950)	$(7,363,625)

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income	$2,241,928	$—
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(2,625,263)	—
Interest income earned on the balance in the Trust Account	(16,682)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	109,974	—
Accounts payable and accrued expenses	38,808	—
Franchise tax payable	(91,457)	—
Net cash used in operating activities	(342,692)	—

Net change in cash	(342,692)	—
Cash, beginning of period	552,302	—
Cash, end of period	$209,610	$—

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Organization and Business Operations

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

The activity through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

On November 1, 2021, the Company consummated the Initial Public Offering of 13,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which did not include the full exercise by the underwriter of the overallotment option at $10.00 per Unit, generating gross proceeds of $130,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,700,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Seaport Global Asset Management, LLC (“SGAM”) and Calibre Group, LLC (“Calibre Group”) (collectively, the “Sponsors”), generating gross proceeds of $7,050,000, which is described in Note 4.

In 2021, offering costs amounted to $8,710,365, of which $8,355,535 were charged to temporary equity upon the completion of the Initial Public Offering and $354,830 were expensed to the statement of operations as of and for the year ended December 31, 2021. There were no deferred offering costs incurred during the three month periods ended March 31, 2022 and 2021.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any business combination marketing fees and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from seeking redemption rights with respect to 20% or more of the Public Shares without the Company’s prior written consent.

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

The Company’s Sponsors have agreed (a) to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination; (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity; and, (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.  However, the Sponsors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a Business Combination is extended) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the business combination marketing fees held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15 per Unit.

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

Liquidity, Capital Resources and Going Concern

The Company anticipates the liquid cash balance of $209,610 (held outside of the Trust Account) as of March 31, 2022, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming a Business Combination is not consummated.  Until consummation of its Business Combination, the Company will be using the funds held in bank accounts and any future additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

As such, the possibility exists that within the coming 12 months the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan the Company funds as may be required. There is no guarantee the Company can obtain these loans at reasonable rates. If the Company successfully completes a Business Combination, it would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

Accordingly, if the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the date of issuance of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about the our ability to continue as a going concern. We have until February 1, 2023 to consummate a Business Combination (or May 1, 2023 if the period of time to consummate a business combination is extended).  It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended).

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World.  As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic.  The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. In addition, our search for a target company may be impacted by the current hostilities between Russia and Ukraine, inflationary effects, and other similar events and the status of debt and equity markets. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2022. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Securities held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Securities.  During the three months ended March 31, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations. The Company did not have assets held in the Trust Account as of or during the three months ended March 31, 2021.

The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds of initial public offering	$128,410,911
Less:
Proceeds allocated to public warrants	(4,856,128)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,355,535)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	16,750,752
Class A ordinary shares subject to possible redemption	$131,950,000

Offering Costs

In 2021, offering costs consist principally of professional and registration fees incurred that are related to the IPO. Offering costs amounted to $8,710,365, of which $8,355,535 were charged to temporary equity upon the completion of the IPO and $354,830 were expensed to the statement of operations as of and for the year ended December 31, 2021.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share.  Shares of common stock subject to possible redemption at March 31, 2022, including all of the 13,000,000 Class A common shares issued and outstanding as of March 31, 2022, are included in the calculation of basic net income per common share since such shares participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 4,700,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events.  As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Below is a reconciliation of net income per common share:

	For the three months ended
	March 31,	March 31,
Basic and diluted net income per common share	2022	2021
Redeemable Class A common stock
Numerator: Net income allocable to Redeemable Class A common stock subject to possible redemption
Allocation of net income as adjusted	$1,793,542	$—
Denominator:
Basic and diluted weighted average shares outstanding	13,000,000	—
Basic and diluted net income per share, Redeemable Class A common stock	$0.14	$—
Non-Redeemable Class B common stock
Numerator: Net income allocable to Class B common stock
Allocation of net income as adjusted	$448,386	$—
Denominator
Basic and diluted weighted average shares outstanding	3,250,000	—
Basic and diluted net income per share, non-redeemable Class B common stock	$0.14	$—

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

Recent Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes.  ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2019-12, effective January 1, 2022, did not have  a material impact on the Company’s financial statements and related footnote disclosures.

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

Note 5 – Related Party Transactions

Founder Shares

In connection with the formation of the Initial LLC in 2019, and for additional consideration in 2020, SGAM received 100% of its limited liability company interests for nominal consideration of $479. As part of the conversion of the Initial LLC in April 2021, the limited liability company interests held by SGAM were converted into 5,750,000 founder shares, of which 3,267,500 were transferred to Calibre Group and certain other initial stockholders in June 2021 (including the transfer of 287,500 shares to Stephen Smith) and 503,125 transferred to certain other initial stockholders in July 2021 for an aggregate purchase price of $27,019 (or $0.007 per share). In July 2021, our initial stockholders forfeited an aggregate of 1,437,500 shares (including the forfeiture of 71,875 shares by Stephen Smith), thereby resulting in 4,312,500 remaining founder shares. Subsequently, in September 2021, certain initial stockholders transferred an aggregate of 464,620 founder shares to Calibre Group and its controlled affiliates (including 31,110 shares transferred by Stephen Smith), resulting in 184,515 shares and 1,430,875 shares held by Stephen Smith and SGAM respectively. In October 2021, our initial stockholders forfeited an aggregate of 575,000 shares (including 51,252 shares by Stephen Smith), thereby resulting in 3,737,500 remaining Founder Shares. Also in October 2021, certain initial stockholders transferred an aggregate of 222,647 Founder Shares to Calibre Group and its controlled affiliates, (including 17,769 transferred by Stephen Smith), resulting in 115,494 shares and 1,231,730 shares held by Stephen Smith and SGAM, respectively. The underwriters did not exercise the over-allotment option, and as a result, 487,500 additional shares were forfeited, resulting in 3,250,000 Founder Shares outstanding, of which 100,429 and 1,071,070 shares are held by Stephen Smith and SGAM, respectively, as of both March 31, 2022 and December 31, 2021.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination, or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company's stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company's Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note and Advances — Related Party

In May 2021, SGAM agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The outstanding balance under the Note was repaid on November 1, 2021. At March 31, 2022 and at December 31, 2021, there were no borrowings outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company agreed to make payment to an affiliate of its sponsors of $10,000 per month, for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended), prior to the completion of the Company’s initial business combination, for office space, utilities and secretarial and administrative support. The amount expensed in the statement of operations for the three months ended March 31, 2022 and 2021 was $30,000 and $0, respectively.

Note 6 — Cash and Securities Held in Trust Account

As of March 31, 2022, the Company’s Trust Account consisted of $362 in Cash and Sweep Funds and $131,977,440 in U.S. Treasury Securities which matured on May 5, 2022. Prior to the date of maturity of the Treasury Securities, on May 2, 2022, we purchased new Treasury Securities of substantially the same amount and terms. As of December 31, 2021 the Company’s Trust Account consisted of $362 in Cash and Sweep Funds and $131,960,758 in U.S. Treasury Securities. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The held to maturity aggregate interest income was $27,802 through March 31, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.  The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding gains and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

	Carrying
	Value as of	Gross	Gross	Fair Value as
	March 31,	Unrealized	Unrealized	of March
	2022	Gains	(Losses)	31, 2022
U.S. Money Market	$362	$—	$—	$362
U.S. Treasury Securities	131,977,440	68,376	(53,401)	131,992,415
	$131,977,802	$68,376	$(53,401)	$131,992,777

	Carrying
	Value as of	Gross	Gross	Fair Value as
	December 31,	Unrealized	Unrealized	of December
	2021	Gains	(Losses)	31, 2021
U.S. Money Market	$362	$—	$—	$362
U.S. Treasury Securities	131,960,758	11,753	(13,614)	131,958,897
	$131,961,120	$11,753	$(13,614)	$131,959,259

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

Underwriters Agreement

The underwriter is entitled to a business combination marketing fee of $5,200,000 in the aggregate. This deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. This payable amount is reflected as a liability in the balance sheet as of March 31, 2022 and December 31, 2021.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. There were no shares of preferred stock issued or outstanding at March 31, 2022 and December 31, 2021.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 13,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,250,000 Class B common stock issued and outstanding.

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

Note 10 – Income Tax

The Company’s net deferred tax assets are as follows:

	March 31, 2022	December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$206,980	$133,840
Federal Net Operating loss	34,482	27,122
Total deferred tax asset	241,462	160,962
Valuation allowance	(241,462)	(160,962)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	March 31, 2022	March 31, 2021
Federal
Current	$—	$—
Deferred	(241,462)	—
State
Current	—	—
Deferred	—	—
Change in valuation allowance	241,462	—
Income tax provision	$—	$—

As of March 31, 2022, the Company had $164,203 of U.S. federal net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.  For the three months ended March 31, 2022, the valuation allowance increased by $80,500. For the three months ended March 31, 2021 the change in valuation allowance was $0.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the three month period ended March 31, 2022 and 2021 is as follows:

	2022	2021
Statutory federal income tax rate	21.0%	—%
State taxes, net of federal tax benefit	0.0%	—%
Permanent Book/Tax Differences	(24.6)%	—%
Change in valuation allowance	3.6%	—%
Income tax provision	—%	—%

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.  The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 indicating the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Trust Account

	March 31,
	2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$362	$362	$—	$—
U.S. Treasury Securities held in Trust Account	131,977,440	131,977,440	—	—
	$131,977,802	$131,977,802	$—	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$362	$362	$—	$—
U.S. Treasury Securities held in Trust Account	131,960,758	131,960,758	—	—
	$131,961,120	$131,961,120	$—	$—

Warrants

	March 31,
	2022	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability – Public Warrants	$1,710,800	$1,710,800	$—	$—
Warrant Liability – Private Placement Warrants	1,247,472	—	—	1,247,472
	$2,958,272	$1,710,800	$—	$1,247,472

December 31,
	2021	Level 1	Level 2	Level 3
Liabilities:

Warrant Liability – Public Warrants	$3,218,150	$3,218,150	$—	$—
Warrant Liability – Private Placement Warrants	2,365,385	—	—	2,365,385
	$5,583,535	$3,218,150	$—	$2,365,385

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

Subsequent Measurement

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at subsequent measurement:

Input	December 31, 2021	March 31, 2022
Risk-free interest rate	1.35%	2.41%
Expected term (years)	5.94	5.90
Expected volatility	9.5%	3.1%
Stock price	$9.72	$9.96

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be $0.50 and $0.50 per warrant for aggregate values of approximately $3.2 million and $2.4 million, respectively.

As of March 31, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.26 and $0.27 per warrant for aggregate values of approximately $1.7 million and $1.2 million, respectively.

The Warrants are measured at fair value on a recurring basis.  The subsequent measurement of the Public Warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as March 31, 2022 is classified Level 3 due to the use of unobservable inputs.

The following tables presents the changes in the fair value of warrant liabilities as of March 31, 2022 and December 31, 2021:

	Private		Total Warrant
	Placement	Public	Liabilities
Fair value as of November 1, 2021	$3,539,089	$4,856,128	8,395,217
Change in valuation inputs or other assumptions	(1,173,704)	(1,637,978)	(2,811,682)
Fair value as of December 31, 2021	$2,365,385	$3,218,150	$5,853,535
Change in valuation inputs or other assumptions	(1,117,913)	(1,507,450)	(2,625,263)
Fair value as of March 31, 2022	$1,247,472	$1,710,800	$2,958,272

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

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Seaport Calibre Materials Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On November 1, 2021, we completed our IPO of 13,000,000 units.  The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $130,000,000.  We incurred offering costs of $8,710,365, inclusive of $5,200,000 for the business combination marketing fee.

On November 1, 2021, simultaneously with the consummation of our IPO, we completed the private sale of 4,700,000 private placement warrants at a purchase price of $1.50 per warrant to our sponsor, generating gross proceeds to us of $7,050,000 million.

Upon the closing of our IPO, an aggregate of $131,950,000 of the net proceeds from our IPO and the private placement was deposited in a trust account established for the benefit of our public stockholders.

If we are unable to complete our initial business combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended).  The representative of the underwriters has agreed to waive its rights to the Marketing Fee held in the Trust Account in the event we do not complete our initial business combination by February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares.  In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

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

For the three months ended March 31, 2022, we had net income of $2,241,928, which consisted of $16,682 of interest earned on the balance of the trust account and $2,625,263 change in fair value of the warrants, offset by $348,287 in general and administrative expenses, and $51,730 in franchise tax expense. The Company had no activity on its statement of operations for the three months ended March 31, 2021.

Liquidity, Capital Resources and Going Concern

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,700,000 warrants at a price of $1.50 per Private Placement Warrant in a private placement to SGAM and Calibre Group and certain of their controlled affiliates, generating gross proceeds of $7,050,000.

A total of $131,950,000 of the net proceeds from the IPO and the Private Placement was placed in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Trust Company acting as trustee.

As of March 31, 2022, we had $209,610 in our operating account held outside of the Trust Account and working capital of $716,257 (including $48,817 of tax obligations).

Through March 31, 2022, our liquidity needs have been satisfied through $400,000 in loans from SGAM and the net proceeds from the private placement not held in the trust account.  The balance of $400,000 in loans was paid in full at the closing of our IPO on November 1, 2021.

For the three months ended March 31, 2022, cash used in operating activities was $342,692, which was primarily a result of net income of $2,241,928, interest earned on the balance of the Trust Account of ($16,682), change in fair value of warrant liabilities of ($2,625,263), and changes in operating assets and liabilities, which generated a positive cash offset of $57,325 of cash from operating activities.

The Company anticipates that the $209,610 outside of the Trust Account as of March 31, 2022, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time.  Until consummation of its Business Combination, the Company will be using the funds held in bank accounts and not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

As such, the possibility exists that within the coming 12 months the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

Accordingly, the Company may not be able to obtain additional financing if and when needed. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about the our ability to continue as a going concern. We have until February 1, 2023 to consummate a Business Combination (or May 1, 2023 if the period of time to consummate a business combination is extended).  It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 1, 2023 (or May 1, 2023 if the period of time to consummate a business combination is extended).

Related Party Transactions

Founder Shares

In connection with the formation of the Initial LLC in 2019, and for additional consideration in 2020, SGAM received 100% of its limited liability company interests for nominal consideration of $479.  As part of the conversion of the Initial LLC in April 2021, the limited liability company interests held by SGAM were converted into 5,750,000 Founder Shares, of which 3,267,500 were transferred to Calibre Group and certain initial stockholders in June 2021 (including the transfer of 287,500 shares to Stephen Smith) and 503,125 transferred to certain other initial stockholders in July 2021 for an aggregate purchase price of $27,019 (or $0.007 per share).  In July 2021, our initial stockholders forfeited an aggregate of 1,437,500 shares (including the forfeiture of 71,875 shares by Stephen Smith), thereby resulting in 4,312,500 remaining founder shares.  Subsequently, in September 2021, certain initial stockholders transferred an aggregate of 464,620 founder shares to Calibre Group and its controlled affiliates (including 31,110 shares transferred by Stephen Smith), resulting in 184,515 shares and 1,430,875 shares held by Stephen Smith and SGAM respectively.  In October 2021, our initial stockholders forfeited an aggregate of 575,000 shares (including 51,252 shares by Stephen Smith), thereby resulting in 3,737,500 remaining Founder Shares.  Also in October 2021, certain initial stockholders transferred an aggregate of 222,647 Founder Shares to Calibre Group and its controlled affiliates (including 17,769 transferred by Stephen Smith), resulting in 115,494 shares and 1,231,730 shares held by Stephen Smith and SGAM, respectively.  The underwriters did not exercise the over-allotment option, and as a result, 487,500 additional shares were forfeited, resulting in 3,250,000 Founder Shares outstanding, of which 100,429 and 1,071,070 shares are held by Stephen Smith and SGAM, respectively.

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

Private Placement Warrants

Simultaneously with the consummation of our IPO, we completed the Private Placement of warrants to our sponsors, generating gross proceeds of $7,050,000.  Each Private Placement Warrant is exercisable for one share of our Class A common stock at an exercise price of $11.50 per share.  A portion of the purchase price of the Private Placement Warrants was added to the proceeds from our initial public offering held in the trust account.  If our initial business combination is not completed by February 1, 2023 (or May 1, 2023 if the period of time to consummate a Business Combination is extended), the proceeds from the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.  The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees.

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

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to an affiliate of our sponsors.  Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation.  We incurred approximately $30,000 for expenses in connection with such services for the three months ending March 31, 2022, which is reflected in the accompanying statements of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity.  At all other times, common stock is classified as stockholders’ deficit.  The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.  Accordingly, at March 31, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes.  ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2019-12, effective January 1, 2022, did not have a material impact on the Company’s financial statements and related footnote disclosures.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2022.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.  We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination.  We have engaged in limited operations and have not generated any revenues.  We have not engaged in any hedging activities during the three months ended March 31, 2022.  We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Reference is made to pages 1-4 comprising a portion of this Quarterly Report on Form 10-Q.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness described below.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met.  Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud.  Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”).  Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, except the following, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement and Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP.

	By:	/s/ James Tumulty
		Name:	James Tumulty
		Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Edward Siegel
		Name:	Edward Siegel
		Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Dated May 13, 2022