Form 10-Q
period 2022-06-30
Seaport Calibre Materials Acquisition Corp.
filed 2022-08-10
CIK 1863428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2022

Seaport Calibre Materials Acquisition Corp.

(Exact name of registrant as specified in its charter)

 001-40975

(Commission File Number)

Delaware	86-3426874
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

360 Madison Avenue 23rd Floor New York, NY 10017
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 212-616-7700

360 Madison Avenue 20th Floor New York, NY 10017
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

As of August 8, 2022, 3,250,000 shares of Class B common stock, par value $0.0001 per share, and 13,000,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$45,138	$552,302
Prepaid expenses	540,259	616,779
Total current assets	585,397	1,169,081
Cash and securities held in Trust account	132,165,672	131,961,120
Other assets	—	202,347
Total assets	$132,751,069	$133,332,548

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$137,193	$64,292
Franchise tax payable	49,315	140,274
Total current liabilities	186,508	204,566
Business combination marketing fee payable	5,200,000	5,200,000
Warrant liability	1,580,552	5,583,535
Total liabilities	6,967,060	10,988,101

Commitments and contingencies (Note 7)
Class A common stock subject to possible redemption, 13,000,000 shares at redemption value of $10.15 per share	131,950,000	131,950,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding excluding shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 issued and outstanding as of June 30, 2022, and December 31, 2021	325	325
Additional paid-in capital	—	—
Accumulated deficit	(6,166,316)	(9,605,878)
Total stockholders’ deficit	(6,165,991)	(9,605,553)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$132,751,069	$133,332,548

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative expenses	$307,102	$—	$655,389	$—
Formation and operating costs	—	6,512	—	6,512
Franchise tax expense	56,822	—	108,552	—
Loss from operations	(363,924)	(6,512)	(763,941)	(6,512)
Other income:
Change in fair value of warranty liability	1,377,720	—	4,002,983	—
Interest income earned on the balance in the Trust Account	187,870	—	204,552	—
Total other income	1,565,590	—	4,207,535	—

Income (loss) before provision for income taxes	$1,201,666	$(6,512)	$3,443,594	$(6,512)

Provision for income tax	4,032	—	4,032	—

Net income (loss)	$1,197,634	$(6,512)	$3,439,562	$(6,512)

Class A common stock subject to redemption, allocation of net income as adjusted	$958,108	$—	$2,751,650	$—
Class A common stock subject to redemption, weighted average shares outstanding, basic and diluted	13,000,000	—	13,000,000	—
Class A common stock subject to redemption, basic and diluted net income per common shares	$0.07	$—	$0.21	$—

Class B allocation of net income as adjusted	$239,526	$—	$687,912	$—
Class B weighted average shares outstanding, basic and diluted	3,250,000	4,612,637	3,250,000	2,319,061
Class B basic and diluted net income per common share	$0.07	$0.00	$0.21	$0.00

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A
	common stock				Additional		Total
	subject to possible redemption		Class B		paid-in		Stockholders’
	Shares	Amount	Shares	Amount	capital	Accumulated deficit	Deficit
Balance - December 31, 2020	—	$—	—	$—	$479	$(479)	$—
Net income	—	—	—	—	—	—	—
Balance – March 31, 2021	—	$—	—	$—	$479	$(479)	$—
Conversion to a Corporation	—	—	5,750,000	$575	(479)	(96)	—
Net loss	—	—	—	—	—	(6,512)	(6,512)
Balance – June 30, 2021	—	$—	5,750,000	$575	$—	$(7,087)	$(6,512)

Balance - December 31, 2021	13,000,000	$131,950,000	3,250,000	$325	$—	$(9,605,878)	$(9,605,553)
Net income	—	—	—	—	—	2,241,928	2,241,928
Balance - March 31, 2022	13,000,000	$131,950,000	3,250,000	$325	$—	$(7,363,950)	$(7,363,625)
Net income	—	—	—	—	—	1,197,634	1,197,634
Balance – June 30, 2022	13,000,000	$131,950,000	3,250,000	$325	$—	$(6,166,316)	$(6,165,991)

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$3,439,562	$(6,512)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(4,002,983)	—
Interest income earned on the balance in the Trust Account	(204,552)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	278,867	(1,392)
Accounts payable and accrued expenses	72,901	—
Franchise tax payable	(90,959)	—
Net cash used in operating activities	(507,164)	(7,904)

Cash flows from financing activities:
Payment of offering costs	—	(199,425)
Proceeds from promissory note – related party	—	400,000
Net cash provided by financing activities	—	200,575

Net change in cash	(507,164)	192,671
Cash, beginning of period	552,302	—
Cash, end of period	$45,138	$192,671

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	—	181,969

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Organization and Business Operations

Seaport Calibre Materials Acquisition Corp. (as successor to AMFCO-420 LLC, the “Initial LLC”) (the “Company”) is a blank check company incorporated as a Delaware corporation as a result of the conversion of a Limited Liability Company (“LLC”) in April 2021, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which is referred to throughout these notes as the “Business Combination.” On April 19, 2021 AMFCO-420 LLC, a Delaware Limited Liability Company, converted to a Delaware Corporation, and changed its name to “Seaport Calibre Materials Acquisition Corp.” AMFCO-420 LLC was originally incorporated on May 15, 2019.  The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The activity through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

In 2021, offering costs amounted to $8,710,365, of which $8,355,535 were charged to temporary equity upon the completion of the Initial Public Offering and $354,830 were expensed to the statement of operations as of and for the year ended December 31, 2021. There were no deferred offering costs incurred during the three month and six month periods ended June 30, 2022.

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

Liquidity, Capital Resources and Going Concern

The Company anticipates the liquid cash balance of $45,138 (held outside of the Trust Account) as of June 30, 2022, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming a Business Combination is not consummated. Until consummation of its Business Combination, the Company will be using the funds held in bank accounts and any future additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

As of June 30, 2022, $181,885 of the amount in the Trust Account was available to be withdrawn as described above.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2022. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Securities held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Securities. During the three and six months ended June 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations. The Company did not have assets held in the Trust Account as of or during the six months ended June 30, 2021.

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

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2022, including all of the 13,000,000 Class A common shares issued and outstanding as of June 30, 2022, are included in the calculation of basic net income per common share since such shares participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 4,700,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Below is a reconciliation of net income per common share:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
Basic and diluted net income per common share	2022	2021	2022	2021
Redeemable Class A common stock
Numerator: Net income allocable to Redeemable Class A common stock subject to possible redemption
Allocation of net income as adjusted	$958,108	$—	$2,751,650	$—
Denominator:
Basic and diluted weighted average shares outstanding	13,000,000	—	13,000,000	—
Basic and diluted net income per share, Redeemable Class A common stock	$0.07	$—	$0.21	$—
Non-Redeemable Class B common stock
Numerator: Net income allocable to Class B common stock
Allocation of net income as adjusted	$239,526	$—	$687,912	$—
Denominator
Basic and diluted weighted average shares outstanding	3,250,000	4,612,637	3,250,000	2,319,061
Basic and diluted net income per share, non-redeemable Class B common stock	$0.07	$—	$0.21	$—

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

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

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

Note 5 – Related Party Transactions

Founder Shares

In connection with the formation of the Initial LLC in 2019, and for additional consideration in 2020, SGAM received 100% of its limited liability company interests for nominal consideration of $479. As part of the conversion of the Initial LLC in April 2021, the limited liability company interests held by SGAM were converted into 5,750,000 founder shares, of which 3,267,500 were transferred to Calibre Group and certain other initial stockholders in June 2021 (including the transfer of 287,500 shares to Stephen Smith) and 503,125 transferred to certain other initial stockholders in July 2021 for an aggregate purchase price of $27,019 (or $0.007 per share). In July 2021, our initial stockholders forfeited an aggregate of 1,437,500 shares (including the forfeiture of 71,875 shares by Stephen Smith), thereby resulting in 4,312,500 remaining founder shares. Subsequently, in September 2021, certain initial stockholders transferred an aggregate of 464,620 founder shares to Calibre Group and its controlled affiliates (including 31,110 shares transferred by Stephen Smith), resulting in 184,515 shares and 1,430,875 shares held by Stephen Smith and SGAM respectively. In October 2021, our initial stockholders forfeited an aggregate of 575,000 shares (including 51,252 shares by Stephen Smith), thereby resulting in 3,737,500 remaining Founder Shares. Also in October 2021, certain initial stockholders transferred an aggregate of 222,647 Founder Shares to Calibre Group and its controlled affiliates, (including 17,769 transferred by Stephen Smith), resulting in 115,494 shares and 1,231,730 shares held by Stephen Smith and SGAM, respectively. The underwriters did not exercise the over-allotment option, and as a result, 487,500 additional shares were forfeited, resulting in 3,250,000 Founder Shares outstanding, of which 100,429 and 1,071,070 shares are held by Stephen Smith and SGAM, respectively, as of both June 30, 2022 and December 31, 2021.

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

Promissory Note and Advances — Related Party

In May 2021, SGAM agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The outstanding balance under the Note was repaid on November 1, 2021. At June 30, 2022 and at December 31, 2021, there were no borrowings outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company agreed to make payment to an affiliate of its sponsors of $10,000 per month, for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended), prior to the completion of the Company’s initial business combination, for office space, utilities and secretarial and administrative support. The amount expensed in the statement of operations for the three and six months ended June 30, 2022 was $30,000 and $60,000, respectively. The amount expensed in the statement of operations for the three and six months ended June 30, 2021 was $0.

Note 6 — Cash and Securities Held in Trust Account

As of June 30, 2022, the Company’s Trust Account consisted of $616 in Cash and Sweep Funds and $132,165,056 in U.S. Treasury Securities. As of December 31, 2021 the Company’s Trust Account consisted of $362 in Cash and Sweep Funds and $131,960,758 in U.S. Treasury Securities.

During the three months ended June 30, 2022, the Company's previously held U.S. Treasury Securities units of 131,983,000 matured on May 5, 2022.  On the same date, 132,279,000 units of U.S. Treasury Securities were purchased and matured on August 4, 2022.  On August 4, 2022, the Company invested $132,053,983 in three-month U.S. Treasury Securities to mature on November 3, 2022.  On August 8, 2022 the Company withdrew $225,309 from its Trust Account to reimburse the Company for $197,145 in Delaware Franchise Taxes paid in 2022 and $28,164 to be paid on September 1, 2022.

The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The held to maturity interest income was $204,552 for the six months ended June 30, 2022 and $187,871 for the three months ended June 30, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding gains and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are as follows:

	Carrying			Fair
	Value as of	Gross	Gross	Value as of
	June 30,	Unrealized	Unrealized	June 30,
	2022	Gains	(Losses)	2022
U.S. Money Market	$616	$—	$—	$616
U.S. Treasury Securities	132,165,056	235,287	(53,401)	132,346,942
	$132,165,672	$235,287	$(53,401)	$132,347,558

	Carrying			Fair
	Value as of	Gross	Gross	Value as of
	December 31,	Unrealized	Unrealized	December 31,
	2021	Gains	(Losses)	2021
U.S. Money Market	$362	$—	$—	$362
U.S. Treasury Securities	131,960,758	11,753	(13,614)	131,958,897
	$131,961,120	$11,753	$(13,614)	$131,959,259

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

Underwriters Agreement

The underwriter is entitled to a business combination marketing fee of $5,200,000 in the aggregate. This deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. This payable amount is reflected as a liability in the balance sheet as of June 30, 2022 and December 31, 2021.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. There were no shares of preferred stock issued or outstanding at June 30, 2022 and December 31, 2021.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 13,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,250,000 Class B common stock issued and outstanding.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 — The Company may call the Public Warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.10 per warrant:

●	upon a minimum of 30 days prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” (as defined below) of our Class A common stock except as otherwise described below;
●	if, and only if, the closing price of our Class A common stock equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Redeemable Warrants — Public Stockholders’ Warrants — Anti-dilution adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders; and
●	if the closing price of our Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before we send notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants — Public Stockholders’ Warrants — Anti-dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00 — The Company may call the Public Warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	upon not less than 30 days prior written notice of redemption to each Public Warrant holder,
●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-

redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 10 – Income Tax

The Company’s net deferred tax assets are as follows:

	June 30, 2022	December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$271,499	$133,840
Federal Net Operating loss	10,994	27,122
Total deferred tax asset	282,493	160,962
Valuation allowance	(282,493)	(160,962)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	June 30, 2022	June 30, 2021
Federal
Current	$4,032	$—
Deferred	(282,493)	—
State
Current	—	—
Deferred	—	—
Change in valuation allowance	282,493	—
Income tax provision	$4,032	$—

As of June 30, 2022, the Company had $52,354 of U.S. federal net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended June 30, 2022, the valuation allowance increased by $41,031 and for the six months ended June 30, 2022 valuation allowance increased by $121,531. For the three and six months ended June 30, 2021 the change in valuation allowance was $0.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the six month periods ended June 30, 2022 and June 30, 2021 is as follows:

	2022	2021
Statutory federal income tax rate	21.0%	—%
Net Operating Loss Utilization	(0.5)%	—%
Permanent Book/Tax Differences	(24.4)%	—%
Change in valuation allowance	4.0%	—%
Income tax provision	0.1%	—%

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 indicating the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Trust Account

	June 30,
	2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$616	$616	$—	$—
U.S. Treasury Securities held in Trust Account	132,165,056	132,165,056	—	—
	$132,165,672	$132,165,672	$—	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$362	$362	$—	$—
U.S. Treasury Securities held in Trust Account	131,960,758	131,960,758	—	—
	$131,961,120	$131,961,120	$—	$—

Warrants

	June 30,
	2022	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability – Public Warrants	$910,000	$910,000	$—	$—
Warrant Liability – Private Placement Warrants	670,552	—	—	670,552
	$1,580,552	$910,000	$—	$670,552

	December 31,
	2021	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability – Public Warrants	$3,218,150	$3,218,150	$—	$—
Warrant Liability – Private Placement Warrants	2,365,385	—	—	2,365,385
	$5,583,535	$3,218,150	$—	$2,365,385

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

Subsequent Measurement

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at subsequent measurement:

Input	December 31, 2021	June 30, 2022
Risk-free interest rate	1.35%	3.02%
Expected term (years)	5.94	5.83
Expected volatility	9.5%	10.7%
Stock price	$9.72	$9.99

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be $0.50 and $0.50 per warrant for aggregate values of approximately $3.2 million and $2.4 million, respectively.

As of June 30, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.14 and $0.14 per warrant for aggregate values of approximately $0.9 million and $0.7 million, respectively.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as of June 30, 2022 is classified Level 3 due to the use of unobservable inputs.

The following tables presents the changes in the fair value of warrant liabilities as of June 30, 2022 and December 31, 2021:

	Private		Total Warrant
	Placement	Public	Liabilities
Fair value as of November 1, 2021	$3,539,089	$4,856,128	$8,395,217
Change in valuation inputs or other assumptions	(1,173,704)	(1,637,978)	(2,811,682)
Fair value as of December 31, 2021	$2,365,385	$3,218,150	$5,853,535
Change in valuation inputs or other assumptions	(1,694,833)	(2,308,150)	(4,002,983)
Fair value as of June 30, 2022	$670,552	$910,000	$1,580,552

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

On November 1, 2021, simultaneously with the consummation of our IPO, we completed the private sale of 4,700,000 private placement warrants at a purchase price of $1.50 per warrant to our sponsor, generating gross proceeds to us of $7,050,000.

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

For the three months ended June 30, 2022, we had net income of $1,197,634, which consisted of $187,870 of interest earned on the balance of the trust account and $1,377,720 change in fair value of the warrants, offset by $307,102 in general and administrative expenses, $56,822 in franchise tax expense and $4,032 in income tax expense.

For the six months ended June 30, 2022, we had net income of $3,439,562, which consisted of $204,552 of interest earned on the balance of the trust account and $4,002,983 change in fair value of the warrants, offset by $655,389 in general and administrative expenses, $108,552 in franchise tax expense and $4,032 in income tax expense.

For the three and six months ended June 30, 2021, we had a net loss of $(6,512) consisting of formation and operating costs.

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

As of June 30, 2022, we had $45,138 in our operating account held outside of the Trust Account and working capital of $398,889 (including $49,315 of tax obligations).

Through June 30, 2022, our liquidity needs have been satisfied through $400,000 in loans from SGAM and the net proceeds from the private placement not held in the trust account. The balance of $400,000 in loans was paid in full at the closing of our IPO on November 1, 2021.

For the six months ended June 30, 2022, cash used in operating activities was $507,164, which was primarily a result of net income of $3,439,562, offset by interest earned on the balance of the Trust Account of ($204,552), change in fair value of warrant liabilities of ($4,002,983), and changes in operating assets and liabilities, which generated a positive offset of $260,809 of cash from operating activities.

The Company anticipates that the $45,138 outside of the Trust Account as of June 30, 2022, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds held in bank accounts and not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Promissory Note – Related Party

In May 2021, SGAM agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note. The non-interest bearing Note was repaid upon completion of the IPO on November 1, 2021.

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to an affiliate of our sponsors. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. The amount expensed in the statement of operations for the three and six months ended June 30, 2022 was $30,000 and $60,000, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities during the three and six months ended June 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the IPO and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages 1-4 comprising a portion of this Quarterly Report on Form 10-Q.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures have been implemented that remediated the material weakness.

Remediated Material Weakness

The Company had a material weakness in its policies and procedures over financial period closure and financial statement preparation which was identified during the September 2021 Quarterly Report on Form 10-Q. Prior to establishing certain controls implemented, the previous policies and procedures were not sufficiently documented and formalized to ensure that financial information and financial statements could be prepared accurately, efficiently and timely in accordance with U.S. GAAP and the SEC’s reporting requirements.

Remedial Actions Implementation

The Company developed a correction action plan. Effective the beginning of fiscal year 2022, the Company enhanced processes, policies and procedures regarding financial period closure and financial statement preparation.  This includes: formalizing standard operating procedures of the Company’s process activities; increasing communication among our personnel and third-party professionals and enhancing reviews over the financial reporting.  These procedures have been implemented and have remediated the material weakness.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2022.

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

Previously, we identified a material weakness in our internal control over financial reporting. The Company took remedial action and implemented controls such that our results of operations and financial condition are accurately presented in a timely manner in accordance with U.S. GAAP and the SEC’s reporting requirements. These actions and procedures remediated the material weakness.

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

Dated August 10, 2022