Form 10-Q
period 2022-09-30
Seaport Calibre Materials Acquisition Corp.
filed 2022-11-14
CIK 1863428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 14, 3,250,000 shares of Class B common stock, par value $0.0001 per share, and 13,000,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$126,859	$552,302
Prepaid expenses	380,609	616,779
Total current assets	507,468	1,169,081
Cash and securities held in Trust Account	132,591,107	131,961,120
Other assets	—	202,347
Total assets	$133,098,575	$133,332,548

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$424,686	$64,292
Franchise tax payable	71,014	140,274
Total current liabilities	495,700	204,566
Business combination marketing fee payable	5,200,000	5,200,000
Warrant liability	1,129,728	5,583,535
Total liabilities	6,825,428	10,988,101

Commitments and contingencies (Note 7)
Class A common stock subject to possible redemption, 13,000,000 shares at redemption value	132,365,440	131,950,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding excluding shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 issued and outstanding as of September 30, 2022, and December 31, 2021	325	325
Additional paid-in capital	—	—
Accumulated deficit	(6,092,618)	(9,605,878)
Total stockholders’ deficit	(6,092,293)	(9,605,553)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$133,098,575	$133,332,548

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative expenses	$447,376	$—	$1,102,765	$—
Formation and operating costs	—	2,691	—	9,203
Franchise tax expense	49,864	—	158,416	—
Loss from operations	(497,240)	(2,691)	(1,261,181)	(9,203)
Other income:
Change in fair value of warrant liability	450,824	—	4,453,807	—
Interest income earned on the balance in the Trust Account	650,744	—	855,296	—
Total other income	1,101,568	—	5,309,103	—

Income (loss) before provision for income taxes	$604,328	$(2,691)	$4,047,922	$(9,203)

Provision for income tax	115,190	—	119,222	—

Net income (loss)	$489,138	$(2,691)	$3,928,700	$(9,203)

Class A common stock subject to redemption, allocation of net income as adjusted	$391,310	$—	$3,142,960	$—
Class A common stock subject to redemption, weighted average shares outstanding, basic and diluted	13,000,000	—	13,000,000	—
Class A common stock subject to redemption, basic and diluted net income per common shares	$0.03	$—	$0.24	$—

Class B allocation of net income (loss) as adjusted	$97,828	$(2,691)	$785,740	$(9,203)
Class B weighted average shares outstanding, basic and diluted	3,250,000	4,565,247	3,250,000	3,028,263
Class B basic and diluted net income (loss) per common share	$0.03	$—	$0.24	$—

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A
	common stock				Additional		Total
	subject to possible redemption		Class B		paid-in		Stockholders’
	Shares	Amount	Shares	Amount	capital	Accumulated deficit	Deficit
Balance – June 30, 2021	—	$—	5,750,000	$575	$—	$(7,087)	$(6,512)
Forfeiture of Class B shares	—	—	(1,437,500)	(144)	—	144	—
Net loss for the period	—	—	—	—	—	(2,691)	(2,691)
Balance – September 30, 2021	—	$—	4,312,500	$431	$—	$(9,634)	$(9,203)

Balance – June 30, 2022	13,000,000	$131,950,000	3,250,000	$325	$—	$(6,166,316)	$(6,165,991)
Remeasurement of Class A ordinary shares to redemption value	—	415,440	—	—	—	(415,440)	(415,440)
Net income for the period	—	—	—	—	—	489,138	489,138
Balance – September 30, 2022	13,000,000	$132,365,440	3,250,000	$325	$—	$(6,092,618)	$(6,092,293)

Balance – December 31, 2020	—	$—	—	$—	$479	$(479)	$—
Conversion to a Corporation	—	—	5,750,000	$575	(479)	(96)	—
Forfeiture of Class B shares	—	—	(1,437,500)	(144)	—	144	—
Net loss for the period	—	—	—	—	—	(9,203)	(9,203)
Balance – September 30, 2021	—	$—	4,312,500	$431	$—	$(9,634)	$(9,203)

Balance - December 31, 2021	13,000,000	$131,950,000	3,250,000	$325	$—	$(9,605,878)	(9,605,553)
Remeasurement of Class A ordinary shares to redemption value	—	415,440	—	—	—	(415,440)	$(415,440)
Net income for the period	—	—	—	—	—	3,928,700	3,928,700
Balance – September 30, 2022	13,000,000	$132,365,440	3,250,000	$325	$—	$(6,092,618)	$(6,092,293)

The accompanying notes are an integral part of these financial statements.

SEAPORT CALIBRE MATERIALS ACQUISITION CORP. (AS SUCCESSOR TO AMFCO-420 LLC)

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$3,928,700	$(9,203)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(4,453,807)	—
Interest income earned on the balance in the Trust Account	(855,296)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	438,517	(1,392)
Accounts payable and accrued expenses	360,394	191
Franchise tax payable	(69,260)	—
Net cash used in operating activities	(650,752)	(10,404)

Cash flows from investing activities:
Proceeds from Trust Account	$225,309	$—
Net cash provided by investing activities	225,309	—

Cash flows from financing activities:
Payment of offering costs	$—	$(324,137)
Proceeds from promissory note – related party	—	400,000
Net cash provided by financing activities	—	75,863

Net change in cash	(425,443)	65,459
Cash, beginning of period	552,302	—
Cash, end of period	$126,859	$65,459

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$—	$393,669
Forfeiture of Class B Shares	$—	$144
Remeasurement adjustment on redeemable common stock	$415,440	$—

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

The activity through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

In 2021, offering costs amounted to $8,710,365, of which $8,355,535 were charged to temporary equity upon the completion of the Initial Public Offering and $354,830 were expensed to the statement of operations as of and for the year ended December 31, 2021. There were no deferred offering costs incurred during the three month and nine month periods ended September 30, 2022.

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

Liquidity, Capital Resources and Going Concern

The Company anticipates the liquid cash balance of $126,859 (held outside of the Trust Account) as of September 30, 2022, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming a Business Combination is not consummated. Until consummation of its Business Combination, the Company will be using the funds held in bank accounts and any future additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

As of September 30, 2022, $605,676 of the amount in the Trust Account was available to be withdrawn as described above.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2022. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Cash and Securities held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Securities. During the three and nine months ended September 30, 2022, the Company withdrew $225,309 of the interest income from the Trust Account to pay its tax obligations. The Company did not have assets held in the Trust Account as of or during the nine months ended September 30, 2021.

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

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds of initial public offering	$128,410,911
Less:
Proceeds allocated to public warrants	(4,856,128)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,355,535)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption	16,750,752
Class A ordinary shares subject to possible redemption at December 31, 2021	$131,950,000
Remeasurement of Class A ordinary shares to redemption value	415,400
Class A ordinary shares subject to possible redemption at September 30, 2022	132,365,440

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2022, including all of the 13,000,000 Class A common shares issued and outstanding as of September 30, 2022, are included in the calculation of basic net income per common share since such shares participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 4,700,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Below is a reconciliation of net income per common share:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
Basic and diluted net income per common share	2022	2021	2022	2021
Redeemable Class A common stock
Numerator: Net income allocable to Redeemable Class A common stock subject to possible redemption
Allocation of net income as adjusted	$391,310	$—	$3,142,960	$—
Denominator:
Basic and diluted weighted average shares outstanding	13,000,000	—	13,000,000	—
Basic and diluted net income per share, Redeemable Class A common stock	$0.03	$—	$0.24	$—
Non-Redeemable Class B common stock
Numerator: Net income (loss) allocable to Class B common stock
Allocation of net income (loss) as adjusted	$97,828	$(2,691)	$785,740	$(9,203)
Denominator
Basic and diluted weighted average shares outstanding	3,250,000	4,565,247	3,250,000	3,028,263
Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.03	$—	$0.24	$—

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

Note 5 – Related Party Transactions

Founder Shares

In connection with the formation of the Initial LLC in 2019, and for additional consideration in 2020, SGAM received 100% of its limited liability company interests for nominal consideration of $479. As part of the conversion of the Initial LLC in April 2021, the limited liability company interests held by SGAM were converted into 5,750,000 founder shares, of which 3,267,500 were transferred to Calibre Group and certain other initial stockholders in June 2021 (including the transfer of 287,500 shares to Stephen Smith) and 503,125 transferred to certain other initial stockholders in July 2021 for an aggregate purchase price of $27,019 (or $0.007 per share). In July 2021, our initial stockholders forfeited an aggregate of 1,437,500 shares (including the forfeiture of 71,875 shares by Stephen Smith), thereby resulting in 4,312,500 remaining founder shares. Subsequently, in September 2021, certain initial stockholders transferred an aggregate of 464,620 founder shares to Calibre Group and its controlled affiliates (including 31,110 shares transferred by Stephen Smith), resulting in 184,515 shares and 1,430,875 shares held by Stephen Smith and SGAM respectively. In October 2021, our initial stockholders forfeited an aggregate of 575,000 shares (including 51,252 shares by Stephen Smith), thereby resulting in 3,737,500 remaining Founder Shares. Also in October 2021, certain initial stockholders transferred an aggregate of 222,647 Founder Shares to Calibre Group and its controlled affiliates, (including 17,769 transferred by Stephen Smith), resulting in 115,494 shares and 1,231,730 shares held by Stephen Smith and SGAM, respectively. The underwriters did not exercise the over-allotment option, and as a result, 487,500 additional shares were forfeited, resulting in 3,250,000 Founder Shares outstanding, of which 100,429 and 1,071,070 shares are held by Stephen Smith and SGAM, respectively, as of both September 30, 2022 and December 31, 2021.

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

Promissory Note and Advances — Related Party

In May 2021, SGAM agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The outstanding balance under the Note was repaid on November 1, 2021. At September 30, 2022 and at December 31, 2021, there were no borrowings outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company agreed to make payment to an affiliate of its sponsors of $10,000 per month, for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended), prior to the completion of the Company’s initial business combination, for office space, utilities and secretarial and administrative support. The amount expensed in the statement of operations for the three and nine months ended September 30, 2022 was $30,000 and $90,000, respectively. The amount expensed in the statement of operations for the three and nine months ended September 30, 2021 was $0.

Note 6 — Cash and Securities Held in Trust Account

As of September 30, 2022, the Company’s Trust Account consisted of $324 in Cash and Sweep Funds and $132,590,783 in U.S. Treasury Securities. As of December 31, 2021 the Company’s Trust Account consisted of $362 in Cash and Sweep Funds and $131,960,758 in U.S. Treasury Securities.

On August 4, 2022, the Company invested $132,053,983 to purchase 132,860,000 units in three-month U.S. Treasury Securities to mature on November 3, 2022. On August 8, 2022 the Company withdrew $225,309 from its Trust Account to reimburse the Company for $197,145 in Delaware Franchise Taxes paid in 2022 and $28,164 in taxes that were paid on September 1, 2022.

The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The held to maturity interest income was $855,296 for the nine months ended September 30, 2022 and $650,744 for the three months ended September 30, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding gains and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Carrying			Fair
	Value as of	Gross	Gross	Value as of
	September 30,	Unrealized	Unrealized	September 30,
	2022	Gains	(Losses)	2022
U.S. Money Market	$324	$—	$—	$324
U.S. Treasury Securities	132,590,783	884,386	(53,401)	133,421,768
	$132,591,107	$884,386	$(53,401)	$133,422,092

	Carrying			Fair
	Value as of	Gross	Gross	Value as of
	December 31,	Unrealized	Unrealized	December 31,
	2021	Gains	(Losses)	2021
U.S. Money Market	$362	$—	$—	$362
U.S. Treasury Securities	131,960,758	11,753	(13,614)	131,958,897
	$131,961,120	$11,753	$(13,614)	$131,959,259

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

Underwriters Agreement

The underwriter is entitled to a business combination marketing fee of $5,200,000 in the aggregate. This deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. This payable amount is reflected as a liability in the balance sheet as of September 30, 2022 and December 31, 2021.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. There were no shares of preferred stock issued or outstanding at September 30, 2022 and December 31, 2021.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 13,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,250,000 Class B common stock issued and outstanding.

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

Note 10 – Income Tax

The Company’s net deferred tax assets are as follows:

	September 30, 2022	December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$365,420	$133,840
Federal Net Operating loss	—	27,122
Total deferred tax asset	365,420	160,962
Valuation allowance	(365,420)	(160,962)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Federal
Current	$119,222	$—	$115,190	—
Deferred	(365,420)	—	(82,927)	—
State
Current	—	—	—	—
Deferred	—	—	—	—
Change in valuation allowance	365,420	—	82,927	—
Income tax provision	$119,222	$—	$115,190	—

As of September 30, 2022, the Company had $0 of U.S. federal net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended September 30, 2022, the valuation allowance increased by $82,927 and for the nine months ended September 30, 2022 valuation allowance increased by $204,458. For the three and nine months ended September 30, 2021 the change in valuation allowance was $0.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the nine month periods ended September 30, 2022 and September 30, 2021 is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	—%	21.0%	—%
Net Operating Loss Utilization	0.0%	—%	0.0%	—%
Permanent Book/Tax Differences	(23.1)%	—%	(15.7)%	—%
Change in valuation allowance	5.1%	—%	13.7%	—%
Income tax provision	3.0%	—%	19.0%	—%

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 indicating the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Trust Account

	September 30,
	2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$324	$324	$—	$—
U.S. Treasury Securities held in Trust Account	132,590,783	132,590,783	—	—
	$132,591,107	$132,591,107	$—	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$362	$362	$—	$—
U.S. Treasury Securities held in Trust Account	131,960,758	131,960,758	—	—
	$131,961,120	$131,961,120	$—	$—

Warrants

	September 30,
	2022	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability – Public Warrants	$650,000	$650,000	$—	$—
Warrant Liability – Private Placement Warrants	479,728	—	—	479,728
	$1,129,728	$650,000	$—	$479,728

	December 31,
	2021	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability – Public Warrants	$3,218,150	$3,218,150	$—	$—
Warrant Liability – Private Placement Warrants	2,365,385	—	—	2,365,385
	$5,583,535	$3,218,150	$—	$2,365,385

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

Subsequent Measurement

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at subsequent measurement:

Input	December 31, 2021	September 30, 2022
Risk-free interest rate	1.35%	4.03%
Expected term (years)	5.94	5.66
Expected volatility	9.5%	11.0%
Stock price	$9.72	$10.01

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be $0.50 and $0.50 per warrant for aggregate values of approximately $3.2 million and $2.4 million, respectively.

As of September 30, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.10 and $0.10 per warrant for aggregate values of approximately $0.7 million and $0.5 million, respectively.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as of September 30, 2022 is classified Level 3 due to the use of unobservable inputs.

The following tables presents the changes in the fair value of warrant liabilities as of September 30, 2022 and December 31, 2021:

	Private		Total Warrant
	Placement	Public	Liabilities
Fair value as of November 1, 2021	$3,539,089	$4,856,128	$8,395,217
Change in valuation inputs or other assumptions	(1,173,704)	(1,637,978)	(2,811,682)
Fair value as of December 31, 2021	$2,365,385	$3,218,150	$5,583,535
Change in valuation inputs or other assumptions	(1,885,657)	(2,568,150)	(4,453,807)
Fair value as of September 30, 2022	$479,728	$650,000	$1,129,728

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

For the three months ended September 30, 2022, we had net income of $489,138, which consisted of $650,744 of interest earned on the balance of the trust account and $450,824 change in fair value of the warrants, offset by $447,376 in general and administrative expenses, $49,864 in franchise tax expense and $115,190 in income tax expense.

For the nine months ended September 30, 2022, we had net income of $3,928,700, which consisted of $855,296 of interest earned on the balance of the trust account and $4,453,807 change in fair value of the warrants, offset by $1,102,765 in general and administrative expenses, $158,416 in franchise tax expense and $119,222 in income tax expense.

For the three and nine months ended September 30, 2021, we had a net loss of $(2,691) and $(9,203), respectively, consisting of formation and operating costs.

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

As of September 30, 2022, we had $126,859 in our operating account held outside of the Trust Account and working capital of $11,768 (including $71,014 of tax obligations).

Through September 30, 2022, our liquidity needs have been satisfied through $400,000 in loans from SGAM and the net proceeds from the private placement not held in the trust account, and, for purposes of tax obligations only, earned interest in the Trust Account. The balance of $400,000 in loans was paid in full at the closing of our IPO on November 1, 2021.

For the nine months ended September 30, 2022, cash used in operating activities was $650,752, which was primarily a result of net income of $3,928,700, offset by interest earned on the balance of the Trust Account of ($855,296), change in fair value of warrant liabilities of ($4,453,807), and changes in operating assets and liabilities, which generated a positive offset of $729,651 of cash from operating activities.

The Company anticipates that the $126,859 outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business

Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds held in bank accounts and not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Administrative Support Agreement

Beginning as of the consummation of our Initial Public Offering, we agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to an affiliate of our sponsors. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. The amount expensed in the statement of operations for the three and nine months ended September 30, 2022 was $30,000 and $90,000, respectively. There was no expense for the administrative support agreement during the period ended September 30, 2021.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through September 30, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities during the three and nine months ended September 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, disclosure controls and procedures have been implemented that remediated the material weakness.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

Item 1A. Risk Factors

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

The Excise Tax included in the Act may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Act, which, among other things, imposes a 1% non-deductible Excise Tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions. Because we are a Delaware corporation and our securities trade on the Nasdaq Stock Market, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which substantial PIPE issuances are not contemplated. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

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

Dated November 14, 2022